Form 10-Q
period 2006-10-31
RathGibson Inc; Greenville Tube CO
filed 2006-12-14
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended October 31, 2006

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ___________________  to  _____________

Commission File Number 333-134875

RATHGIBSON, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3683283
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2505 Foster Avenue, Janesville, Wisconsin	53547
(Address of principal executive offices)	(Zip Code)

(800) 367-7284
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At December 14, 2006, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	Successor	Predecessor
	October 31,	January 31,
	2006	2006
Assets
Current assets:
Cash	$3,906	$2,842
Accounts receivable, net	52,055	33,996
Inventories	60,963	30,421
Prepaid expenses and other	2,879	1,004
Refundable income taxes	6,667	3,818
Deferred income taxes	481	1,618
Total current assets	126,951	73,699

Property, plant and equipment, net	38,603	26,717

Goodwill	168,807	64,217
Intangible assets, net	62,296	13,952
Deferred financing costs	9,493	906
Total assets	$406,150	$179,491

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Current installments of long-term debt	$-	$1,000
Accounts payable	28,539	12,354
Accrued expenses	18,767	7,876
Income taxes payable	2,055	1,136
Total current liabilities	49,361	22,366

Long-term debt, less current installments	244,317	169,419

Deferred income taxes	42,496	17,048

Stockholders’ equity (deficiency):
Common stock, $.01 par value; 260,000 shares authorized, 100 and 215,462 shares issued and outstanding at October 31, 2006 and January 31, 2006,
respectively	-	2
Additional paid-in capital	68,227	13,247
Retained earnings (accumulated deficit)	1,749	(42,591)
Total stockholders’ equity (deficiency)	69,976	(29,342)
Total liabilities and stockholders’ equity (deficiency)	$406,150	$179,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended		Period	Period	Nine
	October 31,		February 8,	February 1,	Months
			2006 through	2006 through	Ended
			October 31,	February 7,	October 31,
	2006	2005	2006	2006	2005

Net sales	$77,738	$51,413	$196,627	$4,020	$160,746
Cost of goods sold	60,347	37,553	155,751	3,067	118,791
Gross profit	17,391	13,860	40,876	953	41,955

Operating expenses:
Selling, general and administrative	5,301	5,044	13,619	7,346	12,749
Amortization	1,783	162	5,712	11	422
	7,084	5,206	19,331	7,357	13,171
Income (loss) from operations	10,307	8,654	21,545	(6,404)	28,784

Interest expense	6,801	5,063	18,767	336	12,462
Income (loss) before income
taxes	3,506	3,591	2,778	(6,740)	16,322

Income tax expense (benefit)	1,312	1,799	1,029	(2,663)	6,829
Net income (loss)	$2,194	$1,792	$1,749	$(4,077)	$9,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Predecessor	Predecessor
	Period	Period	Nine
	February 8,	February 1,	Months
	2006 through	2006 through	Ended
	October 31,	February 7,	October 31,
	2006	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,749	$(4,077)	$9,493
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	9,434	110	3,973
Amortization of deferred debt expenses and debt discount	1,090	-	128
Extinguishment of deferred debt expenses	-	535	-
Write-up of inventory	2,407	-	-
Incentive unit expense	167	-	-
Compensation expense – transaction cost	-	54	-
Change in assets and liabilities:
Accounts receivable	(12,554)	(1,403)	(9,375)
Inventories	(23,333)	(385)	(3,067)
Other current and non-current assets	597	(66)	101
Accounts payable	12,074	2,088	(316)
Accrued expenses	7,094	2,771	242
Income taxes	733	(2,663)	529
Net cash provided by (used in) operating activities	(542)	(3,036)	1,708

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,259)	(498)	(3,726)
Acquisition of minority interest common stock	-	-	(1,806)
Cash paid for acquisitions, net of cash acquired	(34,522)	-	-
Net cash used in investing activities	(38,781)	(498)	(5,532)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	37,337	6,980	-
Proceeds from (payments on) old revolving credit facility	-	(30,919)	5,975
Purchase price adjustment	2,608	-	-
Payments to parent company	-	(23,062)	-
Proceeds on bonds payable	-	200,000	-
Payments on long-term debt, bank	-	(139,500)	(750)
Payments of financing fees	(504)	(9,579)	-
Equity contributions	560	-	-
Net cash provided by financing activities	40,001	3,920	5,225

Net increase in cash	678	386	1,401

Cash at beginning of period	3,228	2,842	1,415
Cash at end of period	$3,906	$3,228	$2,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

(1)

ORGANIZATION

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world's leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathTM , Gibson Tube® and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

(2)

THE TRANSACTIONS

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RCGH LLC”), an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in the buyer in lieu of cash (referred to as the “Acquisition”).  The aggregate purchase price was $64,892, net of a working capital adjustment of $2,608 which was received by RathGibson in the second quarter of fiscal 2007 and recorded as a reduction to goodwill, and subject to a potential earnout payment.  The earnout payment is equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the Stock Purchase Agreement) for fiscal 2007 over $45,000, up to a maximum earnout payment of $30,000.  This transaction was financed through a combination of debt and equity.  New 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200,000 were issued in connection with the Acquisition.  In addition, a new five-year, $50,000 senior secured revolving credit facility (“Revolving Credit Facility”) was established and partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the Acquisition was paid in full in conjunction with the Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the Acquisition were surrendered in accordance with the Stock Option Plan and the Phantom Rights Plan and together with other compensatory payments were settled for $6,616 at closing and recorded as selling, general and administrative expenses within the condensed consolidated statement of operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “Transactions.”

The Acquisition was accounted for under the purchase method of accounting and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  RathGibson allocated the purchase price on a preliminary basis to the tangible assets, liabilities (including amounts due to seller of $5,344 representing an income tax benefit for the periods prior to February 8, 2006, which will be paid to the seller upon completion of the income tax filings) and identifiable intangible assets.  Each was recorded at their respective estimated fair values based on information currently available.  The excess of cost over the currently estimated aggregate fair values was recorded to goodwill.  The following table summarizes the preliminary purchase price allocation:

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

Current assets	$83,378
Property, plant and equipment	33,790
Goodwill	144,573
Intangible assets	65,773
Other assets	10,020
Total assets acquired	337,534
Current liabilities	(25,105)
Long-term debt	(206,980)
Deferred income tax liability	(40,557)
Total liabilities assumed	(272,642)
Purchase price paid	$64,892

Approximately $29,900 of the goodwill recorded as part of the Acquisition will be deductible for income tax purposes.  At October 31, 2006 the allocation of the purchase price has been made on a preliminary basis and is awaiting finalization of valuations of the estimated fair value of the assets acquired, including related business segments, and completion of income tax filings for the periods prior to February 8, 2006.  These valuations are expected to be completed during fiscal 2007.  The ultimate value assigned to the tangible assets on a preliminary basis may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets will include estimates of market values, future cash flows and useful lives.

(3)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position at October 31, 2006; results of operations for the three months ended October 31, 2006 and 2005 and for the period February 1, 2006 through February 7, 2006, the period February 8, 2006 through October 31, 2006 and the nine months ended October 31, 2005; and cash flows for the period February 1, 2006 through February 7, 2006, the period February 8, 2006 through October 31, 2006, and the nine months ended October 31, 2005, as applicable, have been made.  The results for the nine months ended October 31, 2006 include the Company’s results through February 7, 2006 (“Predecessor”) and after the Acquisition (“Successor”).  As part of the Acquisition, the Company entered into the various financing arrangements described in Notes 2 and 11 and, as a result, the Company now has a different capital structure.  Accordingly, the results of operations for periods subsequent to the consummation of the Transactions will not necessarily be comparable to prior periods.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 31, 2007.  For further information, refer to the audited consolidated financial statements and notes for the year ended January 31, 2006 included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”).

The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

(4)

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions have been eliminated in consolidation.

(5)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006.  The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS  154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.  The Company has had no changes in accounting methods or error corrections that have required restatement since the Company adopted the pronouncement on February 1, 2006.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other stock plans.  The effective date of SFAS 123R is the first annual reporting period that begins after June 15, 2005 for public entities.  The Company adopted SFAS 123R using the modified-prospective method beginning in fiscal 2007.  The adoption of SFAS 123R on outstanding share-based awards is deemed immaterial for fiscal 2007.  However, the actual share-based compensation expense for fiscal 2007 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS 151 require abnormal amounts of idle facility expense, freight, handling costs and wasted materials to be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company has adopted SFAS 151 for fiscal 2007.  The adoption of SFAS 151 did not have a material impact on the Company’s financial statements at October 31, 2006 and for the periods then ended.

(6)

BUSINESS COMBINATIONS

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37,258 in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in odd sizes, odd lots and non-traditional grades, and delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from our amended Revolving Credit Facility (see Note 11).  The results of Greenville’s operations have been included in the consolidated financial statements since the date of such acquisition.

The following table summarizes the preliminary purchase price allocation:

Current assets	$11,961
Machinery and equipment	4,276
Goodwill	24,234
Intangible assets	345
Total assets acquired	40,816
Current liabilities	(4,355)
Deferred income tax liability	(1,939)
Total liabilities assumed	(6,294)
Purchase price paid, net of cash acquired	$34,522

Approximately $4,600 of the goodwill recorded as part of the Greenville Acquisition will be deductible for income tax purposes.  At October 31, 2006 the allocation of the purchase price has been made on a preliminary basis and is awaiting finalization of valuations of the estimated fair value of the assets acquired.  These valuations are expected to be completed during fiscal 2007.  The ultimate value assigned to the tangible assets on a preliminary basis may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets will include estimates of market values, future cash flows and useful lives.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of RathGibson and Greenville, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Greenville Acquisition had taken place at the beginning of each of the periods presented.  The unaudited pro forma financial information for all periods presented includes the purchase accounting adjustments on historical Greenville inventory, adjustments to depreciation on acquired machinery and equipment, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

The unaudited pro forma financial information for the three months ended October 31, 2006 combines the results for RathGibson for the three months ended October 31, 2006, which includes the results of Greenville subsequent to August 15, 2006 (the “Greenville Acquisition Date”) and the historical results for Greenville for the fifteen day period ended August 15, 2006.  The unaudited pro forma financial information for the nine months ended October 31, 2006 combines the Predecessor and Successor results for RathGibson for the nine months ended October 31, 2006, which includes the results of Greenville subsequent to the Greenville Acquisition Date, and the historical results for Greenville for the six month and fifteen day period ended August 15, 2006.  The unaudited pro forma financial information for the three and nine months ended October 31, 2005 combines the historical results for RathGibson and Greenville for those respective periods.  The following table summarizes the unaudited pro forma financial information:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Net sales	$79,307	$59,093	$218,477	$184,765
Net income (loss)	2,096	2,236	(942)	11,115

(7)

INVENTORIES

Inventories consist of the following:

	Successor	Predecessor
	October 31,	January 31,
	2006	2006

Raw materials	$35,804	$15,344
Work in process	3,259	2,674
Finished goods	21,900	12,403
Total inventories	$60,963	$30,421

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

(8)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	Successor	Predecessor
	October 31,	January 31,
	2006	2006

Land and land improvements	$998	$998
Buildings and structures	5,866	6,707
Machinery and equipment	31,955	52,347
Office equipment, furniture and other	985	2,897
Construction in progress	2,521	112
	42,325	63,061
Less accumulated depreciation	(3,722)	(36,344)
Total property, plant and equipment, net	$38,603	$26,717

Depreciation expense for the three months ended October 31, 2006 and 2005 was $956 and $1,057, respectively.  Depreciation expense for the period from February 1, 2006 through February 7, 2006, the period from February 8, 2006 through October 31, 2006 and the nine months ended October 31, 2005 was $99, $3,722 and $3,551, respectively.

(9)

GOODWILL AND INTANGIBLE ASSETS

As noted in Notes 2 and 6, the Company recorded the excess purchase prices of the Acquisition and Greenville Acquisition over their respective fair values of the identifiable assets and liabilities to goodwill.  Goodwill of $144,573 and $24,234 has been preliminarily recorded in connection with the Acquisition and Greenville Acquisition, respectively.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	Successor			Predecessor
	October 31, 2006			January 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists - large	$46,815	$1,756	$45,059	$18,602	$4,929	$13,673
Customer lists - small	18,678	2,001	16,677	-	-	-
Other	625	65	560	1,017	738	279
Total intangibles	$66,118	$3,822	$62,296	$19,619	$5,667	$13,952

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

In connection with the Acquisition, RathGibson recorded the carrying amount of the customer lists in the amounts noted on the table above.  RathGibson has preliminarily determined, based on company history and the expected use of the assets in the future, the estimated useful lives of the customer lists – small was 7 years and customer lists – large was 20 years.

Amortization expense consists of the following:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended		Period	Period	Nine
	October 31,		February 8,	February 1,	Months
			2006 through	2006 through	Ended
			October 31,	February 7,	October 31,
	2006	2005	2006	2006	2005

Intangibles	$1,298	$162	$3,822	$11	$422
Backlog	485	-	1,890	-	-
Total amortization	$1,783	$162	$5,712	$11	$422

The estimated future amortization expense of intangible assets at October 31, 2006 is as follows:

Fiscal years ending January 31,
2007 (remaining three months)	$1,309
2008	5,237
2009	5,120
2010	5,049
2011	5,049

(10)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	Successor	Predecessor
	October 31,	January 31,
	2006	2006

Accrued compensation	$5,044	$4,151
Interest payable	5,299	365
Due to seller	5,344	-
Other	3,080	3,360
Total accrued expenses	$18,767	$7,876

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

(11)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	Successor	Predecessor
	October 31,	January 31,
	2006	2006

Revolving credit facility	$44,317	$30,919
Senior Notes	200,000	-
Term loan payable	-	3,500
Notes payable to related party	-	136,000
Long-term debt	244,317	170,419
Less current installments	-	(1,000)
Long-term debt, less current installments	$244,317	$169,419

Concurrently with the closing of the Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and paid the existing revolving debt outstanding.  Concurrently with the closing of the Greenville Acquisition, RathGibson entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $60,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of the amendment.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at October 31, 2006) or (ii) LIBOR plus 2% (7.39% at October 31, 2006).  Borrowings under the Revolving Credit Facility are collateralized by all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at October 31, 2006.

In connection with the Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2006.

(12)

EQUITY BASED COMPENSATION

RGCH LLC has allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units vest based on the following:  (i) 25% vest on certain specified periods of continuing employment; (ii) 35% vest on the achievement of certain performance-based targets to be established annually by the Board of Directors; and (iii) 40% vest upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by holders of Class A units.  Vesting of units may be accelerated upon a change of control.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

5,532 and 79,295 incentive units were granted during the three months ended October 31, 2006 and the period February 8, 2006 through October 31, 2006, respectively.  No incentive units were granted during the period February 1, 2006 through February 8, 2006 and each of the three and nine months ended October 31, 2006.  No incentive units were vested at October 31, 2006.

Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $50 for the three months ended October 31, 2006.  For the period February 8, 2006 to October 31, 2006, incentive unit expense amounted to $167.  No incentive unit expense was recognized during the period February 1, 2006 through February 7, 2006 and each of the three and nine months ended October 31, 2005.  At October 31, 2006, total unrecognized incentive unit cost was approximately $631, which is expected to be recognized over a weighted-average remaining period of approximately 3.5 years.

(13)

SEGMENT REPORTING

The Company operates in primarily one business, which is the manufacturing of stainless steel tubing.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment is the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in our Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in our New Jersey plant.

Information about each segment is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Three months ended October 31, 2006:
Chemical/petrochemical processing and power
generation products	$23,956	$1,131	$2,042	$27,129
Energy products	-	12,300	540	12,840
Food, beverage and pharmaceutical products	10,837	845	327	12,009
General commercial products	12,465	8,220	5,075	25,760
Total net sales	47,258	22,496	7,984	77,738
Income from operations	6,021	2,776	1,510	10,307
Interest expense (income)	6,810	-	(9)	6,801
Income tax expense	731	-	581	1,312
Net income (loss)	(1,520)	2,776	938	2,194

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Three months ended October 31, 2005:
Chemical/petrochemical processing and power
generation products	$22,827	$2,424	$-	$25,251
Energy products	-	8,278	-	8,278
Food, beverage and pharmaceutical products	5,404	1,001	-	6,405
General commercial products	7,838	3,641	-	11,479
Total net sales	36,069	15,344	-	51,413
Income from operations	6,183	2,471	-	8,654
Interest expense	3,294	1,769	-	5,063
Income tax expense (benefit)	(304)	2,103	-	1,799
Net income (loss)	3,193	(1,401)	-	1,792

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period February 8, 2006 through October 31, 2006:
Chemical/petrochemical processing and power
generation products	$68,062	$6,877	$2,042	$76,981
Energy products	-	38,648	540	39,188
Food, beverage and pharmaceutical products	25,628	2,812	327	28,767
General commercial products	30,875	15,741	5,075	51,691
Total net sales	124,565	64,078	7,984	196,627
Income from operations	14,450	5,585	1,510	21,545
Interest expense (income)	18,776	-	(9)	18,767
Income tax expense	448	-	581	1,029
Net income (loss)	(4,774)	5,585	938	1,749

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2006 February 7, 2006:
Chemical/petrochemical processing and power
generation products	$1,653	$-	$-	$1,653
Energy products	-	515	-	515
Food, beverage and pharmaceutical products	671	5	-	676
General commercial products	999	177	-	1,176
Total net sales	3,323	697	-	4,020
Income (loss) from operations	(6,708)	304	-	(6,404)
Interest expense	197	139	-	336
Income tax benefit	(2,663)	-	-	(2,663)
Net income (loss)	(4,242)	165	-	(4,077)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Nine months ended October 31, 2005:
Chemical/petrochemical processing and power
generation products	$65,976	$6,169	$-	$72,145
Energy products	-	33,553	-	33,553
Food, beverage and pharmaceutical products	16,299	3,273	-	19,572
General commercial products	23,537	11,939	-	35,476
Total net sales	105,812	54,934	-	160,746
Income from operations	16,777	12,007	-	28,784
Interest expense	7,887	4,575	-	12,462
Income tax expense	3,429	3,400	-	6,829
Net income	5,461	4,032	-	9,493

The following table presents segment identifiable asset information at October 31, 2006 and January 31, 2006:

	Successor	Predecessor
	October 31,	January 31,
	2006	2006
Total assets:
Wisconsin	$317,677	$71,826
New Jersey	46,025	107,665
Arkansas	42,448	-
Total assets	$406,150	$179,491

As shown above, the Company has not yet allocated goodwill, other intangibles, and other assets acquired to each of the Wisconsin and New Jersey segments.  The entire balance of goodwill is currently reflected in the Wisconsin segment.  The allocation of goodwill to individual segments will be done concurrently with the valuations noted in Note 2.  The Company has preliminarily allocated $24,234 of goodwill to the Arkansas segment.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

(14)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor	Predecessor
	Period	Period	Nine
	February 8,	February 1,	Months
	2006 through	2006 through	Ended
	October 31,	February 7,	October 31,
	2006	2006	2005
Cash paid during the period for:
Interest	$12,577	$501	$11,587
Income taxes	287	-	6,300

Non-cash financing activities:
Exchange of minority shares for common stock of the Company	-	-	4,894

(15)

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On February 7, 2006, RathGibson issued its Senior Notes.  Upon the Greenville Acquisition and pursuant to the terms of the Senior Notes, Greenville, a wholly-owned subsidiary of RathGibson, has fully and unconditionally guaranteed on a joint and several basis RathGibson’s obligations to pay principal, premium and interest relative to the Senior Notes.

The following supplemental guarantor financial information presents:  (i) a condensed consolidating balance sheet at October 31, 2006; (ii) a condensed consolidating statement of operations for the three months ended October 31, 2006 and the period February 8, 2006 through October 31, 2006; and (iii) a condensed consolidating statement of cash flows for the period February 8, 2006 through October 31, 2006.  Greenville is included in the condensed consolidating statements of operations and cash flows for the period August 16, 2006 through October 31, 2006.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,706	$1,200	$-	$3,906
Accounts receivable, net	47,605	4,450	-	52,055
Intercompany account and note receivable	77	2,111	(2,188)	-
Inventories	53,435	7,528	-	60,963
Prepaid expenses and other	2,347	532	-	2,879
Refundable income taxes	6,481	186	-	6,667
Deferred income taxes	715	-	(234)	481
Total current assets	113,366	16,007	(2,422)	126,951

Property, plant and equipment, net	34,357	4,246	-	38,603

Goodwill	144,573	24,234	-	168,807
Intangible assets, net	61,990	306	-	62,296
Deferred financing costs	9,493	-	-	9,493
Investment in subsidiary	38,196	-	(38,196)	-
Total assets	$401,975	$44,793	$(40,618)	$406,150

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$26,498	$2,041	$-	$28,539
Intercompany account and note payable	2,111	77	(2,188)	-
Accrued expenses	17,040	1,727	-	18,767
Income taxes payable	1,476	579	-	2,055
Deferred income taxes	-	234	(234)	-
Total current liabilities	47,125	4,658	(2,422)	49,361

Long-term debt, less current installments	244,317	-	-	244,317

Deferred income taxes	40,557	1,939	-	42,496

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	68,227	35,157	(35,157)	68,227
Retained earnings	1,749	938	(938)	1,749
Total stockholder’s equity	69,976	36,096	(35,158)	69,976
Total liabilities and stockholder’s equity	$401,975	$44,793	$(40,618)	$406,150

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$69,831	$7,984	$(77)	$77,738
Cost of goods sold	55,344	5,080	(77)	60,347
Gross profit	14,487	2,904	-	17,391

Operating expenses:
Selling, general and administrative	4,431	870	-	5,301
Amortization	1,259	524	-	1,783
	5,690	1,394	-	7,084
Income from operations	8,797	1,510	-	10,307

Interest expense (income)	6,810	(9)	-	6,801
Income before equity in earnings of
subsidiary and income taxes	1,987	1,519	-	3,506

Equity in earnings of subsidiary	(938)	-	938	-
Income before income taxes	2,925	1,519	938	3,506

Income tax expense	731	581	-	1,312
Net income	$2,194	$938	$938	$2,194

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period February 8, 2006 through October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$188,720	$7,984	$(77)	$196,627
Cost of goods sold	150,748	5,080	(77)	155,751
Gross profit	37,972	2,904	-	40,876

Operating expenses:
Selling, general and administrative	12,749	870	-	13,619
Amortization	5,188	524	-	5,712
	17,937	1,394	-	19,331
Income from operations	20,035	1,510	-	21,545

Interest expense (income)	18,776	(9)	-	18,767
Income before equity in earnings of
subsidiary and income taxes	1,259	1,519	-	2,778

Equity in earnings of subsidiary	(938)	-	938	-
Income before income taxes	2,197	1,519	938	2,778

Income tax expense	448	581	-	1,029
Net income	$1,749	$938	$938	$1,749

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Period February 8, 2006 through October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,749	$938	$(938)	$1,749
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,808	626	-	9,434
Amortization of deferred debt expenses and debt discount	1,090	-	-	1,090
Write-up of inventory	2,288	119	-	2,407
Incentive unit expense	167	-	-	167
Equity in earnings of subsidiary	(938)	-	938	-
Change in assets and liabilities:
Accounts receivable	(12,206)	(348)	-	(12,554)
Intercompany account receivable and payable	(77)	77	-	-
Inventories	(22,629)	(704)	-	(23,333)
Other current and non-current assets	650	(53)	-	597
Accounts payable	11,958	116	-	12,074
Accrued expenses	7,611	(517)	-	7,094
Income taxes	340	393	-	733
Net cash provided by (used in) operating activities	(1,189)	647	-	(542)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,187)	(72)	-	(4,259)
Intercompany note receivable	-	(2,111)	2,111	-
Cash paid for acquisitions, net of cash acquired	(37,258)	-	2,736	(34,522)
Net cash used in investing activities	(41,445)	(2,183)	4,847	(38,781)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	37,337	-	-	37,337
Purchase price adjustment	2,608	-	-	2,608
Intercompany note payable	2,111	-	(2,111)	-
Payments of financing fees	(504)	-	-	(504)
Equity contributions	560	-	-	560
Net cash provided by financing activities	42,112	-	(2,111)	40,001

Net increase (decrease) in cash	(522)	(1,536)	2,736	678

Cash at beginning of period	3,228	2,736	(2,736)	3,228
Cash at end of period	$2,706	$1,200	$-	$3,906

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, contained herein and the Company’s prospectus filed with the SEC on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act .  See the discussion of Successor and Predecessor under Note 3 to the unaudited condensed consolidated financial statements.  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking terminology such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘predict,’’ or ‘‘should,’’ or the negative thereof or other variations thereon or comparable terminology.

The Company has based these forward-looking statements on current expectations, assumptions, estimates and projections.  While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control.  These and other important factors may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from the Company’s expectations include:

▪

competitive pressures and trends in the industry;

▪

liquidity and capital resources;

▪

fluctuations in the price and/or supply of steel and other raw materials;

▪

general economic conditions;

▪

legal proceedings and regulatory matters;

▪

ability to identify acquisition opportunities and effectively and cost efficiently integrate acquisitions that the Company consummates;

▪

technological changes; and

▪

those other risks and uncertainties discussed under ‘‘Risk Factors’’ in the Company’s prospectus filed with the SEC on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act .

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this quarterly report are made only as of the date hereof.

EXECUTIVE SUMMARY

The Company is one of the world's leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

The Company’s highlights for the three and nine months ended October 31, 2006 included the following:

▪

the sale of all of the Company’s outstanding equity interests, options and phantom rights on February 7, 2006; concurrently, the issuance of $200.0 million of Senior Notes and the establishment of a new, five-year, $50.0 million Revolving Credit Facility;

▪

the acquisition of Greenville on August 15, 2006; concurrently, the amendment of the Revolving Credit Facility to finance this acquisition;

▪

increase in net sales of 51.2% for the third quarter of fiscal 2007, as compared to the same period in fiscal 2006; increase in net sales of 24.8% in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through October 31, 2006, as compared to the nine months ended October 31, 2005;

▪

increase in net income of 22.4% for the third quarter of fiscal 2007, as compared to the same period in fiscal 2006; and

▪

Adjusted EBITDA (1) increase of 33.3% to $13.2 million in the third quarter of fiscal 2007, as compared to the same period in 2006.

The following table sets forth selected financial data (i) as a percentage of net sales and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor	Predecessor		Successor	Predecessor	Total*	Predecessor
	Three Months Ended			Period	Period	Nine	Nine
	October 31,			February 8,	February 1,	Months	Months
				2006 through	2006 through	Ended	Ended
			%	October 31,	February 7,	October 31,	October 31,	%
	2006	2005	Change	2006	2006	2006	2005	Change

Net sales	100.0%	100.0%	51.2%	100.0%	100.0%	100.0%	100.0%	24.8%
Cost of good sold	77.6	73.0	60.7	79.2	76.3	79.2	73.9	33.7
Gross profit	22.4	27.0	25.5	20.8	23.7	20.8	26.1	(.3)

Operating expenses:
Selling, general and
administrative	6.8	9.8	5.1	6.9	182.7	10.4	7.9	64.4
Amortization	2.3	.3	**	2.9	.3	2.9	.3	**
	9.1	10.1	36.1	9.8	183.0	13.3	8.2	102.6
Income (loss) from
operations	13.3	16.9	19.1	11.0	(159.3)	7.5	17.9	(47.4)

Interest expense	8.7	9.8	34.3	9.5	8.4	9.5	7.8	53.3
Income (loss) before
income taxes	4.6	7.1	(2.4)	1.5	(167.7)	(2.0)	10.1	(124.3)

Income tax expense (benefit)	1.7	3.5	(27.1)	.5	(66.2)	(.8)	4.2	(123.9)
Net income (loss)	2.9%	3.6%	22.4	1.0%	(101.5)%	(1.2)%	5.9%	(124.5)

*

Used for comparative purposes

**

Not meaningful

(1)

 As used herein, ‘‘Adjusted EBITDA’’ represents net (loss) income plus (i) income tax expense (benefit), (ii) interest expense, (iii) depreciation and amortization and (iv) other expenses associated with the Acquisition and Greenville Acquisition as shown below (in thousands):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended		Period	Period	Nine
	October 31,		February 8,	February 1,	Months
			2006 through	2006 through	Ended
			October 31,	February 7,	October 31,
	2006	2005	2006	2006	2005

Net income (loss)	$2,194	$1,792	$1,749	$(4,077)	$9,493
Income tax expense (benefit)	1,312	1,799	1,029	(2,663)	6,829
Interest expense	6,801	5,063	18,767	336	12,462
Depreciation and amortization	2,739	1,219	9,434	110	3,973
EBITDA	13,046	9,873	30,979	(6,294)	32,757
Extinguishment of deferred debt
expenses	-	-	-	535	-
Write-up of inventory	119	-	2,407	-	-
Compensation expense	-	-	-	6,616	-
Adjusted EBITDA	$13,165	$9,873	$33,386	$857	$32,757

The Company has included information concerning Adjusted EBITDA in this quarterly report because the Company believes that such information is used by certain investors, securities analysts and others as one measure of performance and historical ability to service debt.  In addition, the Company uses Adjusted EBITDA when interpreting operating trends and results of operations of the business.  Executive compensation is expected to be based, in part, on the Company’s Adjusted EBITDA performance measured against targets.  Adjusted EBITDA is also widely used by the Company and others in the industry to evaluate proposed capital expenditures and to evaluate and to price potential acquisition candidates.  Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, income from operations, cash flows from operations or other traditional indications of a company's operating performance or liquidity.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.  Some of these limitations are:

▪

Adjusted EBITDA does not reflect the Company’s current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments;

▪

Adjusted EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs;

▪

Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s debt; and

▪

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacement.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to the Company to reinvest in the growth of its business or as a measure of cash that will be available to the Company to meet its obligations.  You should compensate for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA only supplementally.

SELECTED FACTORS THAT AFFECT OPERATING RESULTS

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas exploration.

Overall demand for stainless steel, specialty alloy and titanium tubing products has been robust for the last several years.  Driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications, the Company has experienced growth in volume of sales as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Feet shipped (millions)	38.8	29.8	105.7	97.7

Stainless steel price index*	182.2	123.9	151.9	129.5

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through increases in the cost of raw materials to customers, significant increases can lead customers to temporarily delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant increases in the cost of raw materials such as nickel, molybdenum and titanium over the last several years.  Particularly in products containing nickel and titanium, the Company has experienced softness in the first nine months of fiscal 2007 as customers deplete existing inventories and assess whether the rapid rise in price levels will continue.

Last fall, storms in the U.S. gulf coast area damaged oil industry assets and disrupted a very strong first half of fiscal 2006 pressure coil products market.  Shipments of these products slowed through the first quarter of fiscal 2007 and have only returned to historical levels in recent months.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

Quarterly results may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions.  Results for any quarter may not be indicative of the results for any subsequent fiscal quarter or for a full fiscal year. There is generally no significant seasonality in demand for the Company’s products or operations as a whole.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2006 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2005

Net Sales

Overall - For the third quarter of fiscal 2007, net sales increased $26.3 million, or 51.2%, to $77.7 million as compared to $51.4 million in the same period in fiscal 2006.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($8.0 million); (ii) increases in the sales volume of heat exchanger, pressure coil, high purity/electropolished and general commercial products ($15.2 million), offset by decreases in the sales volume of nickel and titanium products ($5.7 million); and (iii) increases in the average selling price of heat exchanger and general commercial products ($5.4 million).

Total feet shipped during the third quarter of fiscal 2007 increased by 30.1% to 38.8 million feet from 29.8 million feet in the same period in fiscal 2006.  This increase in total feet shipped was primarily due to (i) the acquisition of Greenville; and (ii) increases in heat exchanger, pressure coil, high purity/electropolished and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - For the third quarter of fiscal 2007, sales of chemical/petrochemical processing and power generation products increased $1.9 million, or 7.4%, to $27.1 million as compared to $25.2 million in the same period in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($2.0 million); and (ii) an increase in the sales volume and average selling price of heat exchanger products ($5.2 million), offset by decreases in the sales volume of nickel and titanium products ($5.7 million).  The increase in the sales of heat exchanger products was primarily driven by improved market demand, including strong demand for ethanol plant construction, and increased international sales.  The decline in the sales volumes of nickel and titanium products was primarily in reaction to significant increases in market prices.

Feet shipped of chemical/petrochemical processing and power generation products during the third quarter of fiscal 2007 increased by 8.4% to 8.9 million feet from 8.2 million feet in the same period in fiscal 2006.

Energy Products - For the third quarter of fiscal 2007, sales of energy products increased $4.5 million, or 55.1%, to $12.8 million as compared to $8.3 million in the same period in fiscal 2006.  This increase in sales was primarily due to increases in the sales volume and average selling price of pressure coil and sub-sea umbilical products.  Sales of pressure coil products increased as customer demand improved following an extended period of lower requirements following the U.S. Gulf coast storms in the prior year.  Sub-sea umbilical product sales increased as compared to the same period in fiscal 2006 as higher valued, heavier wall products contributed to an improved product mix.

Feet shipped of energy products during the third quarter of fiscal 2007 increased by 24.2% to 9.7 million feet from 7.8 million feet in the corresponding period in fiscal 2006.

Food, Beverage and Pharmaceutical Products - For the third quarter of fiscal 2007, sales of food, beverage and pharmaceutical products increased $5.6 million, or 87.5%, to $12.0 million as compared to $6.4 million in the same period in fiscal 2006.  This increase in sales was primarily due to the continuing strong shipments of higher value, high purity/electropolished products resulting from more aggressive marketing and improved production capabilities to meet increased customer demand.

Feet shipped of food, beverage and pharmaceuticals products during the third quarter of fiscal 2007 increased by 5.1% to 4.8 million feet from 4.6 million feet in the same period in fiscal 2006.

General Commercial Products - For the third quarter of fiscal 2007, sales of general commercial products increased $14.3 million, or 124.4%, to $25.8 million as compared to $11.5 million in the same period in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($5.1 million); (ii) an increase in sales volume due to increased plant capacity and continued strong demand ($5.9 million); and (iii) an increase in average selling price ($3.3 million).

Feet shipped of general commercial products during the third quarter of fiscal 2007 increased by 66.8% to 15.4 million feet from 9.2 million feet in the same period in fiscal 2006.

Gross Profit

Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs.  The Company’s gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  Gross profit for the third quarter of fiscal 2007 was $17.4 million, an increase of $3.6 million, or 25.5%, as compared to $13.8 million for the same period in fiscal 2006.  Gross profit margin for the third quarter of fiscal 2007 decreased to 22.4%, as compared to 27.0% in the same period in fiscal 2006.  The decrease in gross profit margin was primarily  due to significantly higher raw material costs, which were substantially passed through to customers on a dollar basis, but have the effect of reducing gross profit margins.

Gross profit per foot shipped for the third quarter of fiscal 2007 amounted to $.45/foot, as compared to $0.46/foot for the same period in fiscal 2006.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, professional fees, communications, occupancy and insurance expenses.  Selling, general and administrative expenses increased $.3 million, or 5.1%, to $5.3 million for the third quarter of fiscal 2007 from $5.0 million for the same period in fiscal 2006.

Amortization expense increased by $1.7 million to $1.8 million for the third quarter of fiscal 2007 from $.1 million for the same period in fiscal 2006.  The increase in amortization expense results from the preliminary estimated allocations of the Acquisition and Greenville Acquisition purchase prices to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense increased $1.7 million, or 34.3%, to $6.8 million for the third quarter of fiscal 2007 from $5.1 million for the same period in fiscal 2006.  The increase in interest expense was due to an increased principal amount of indebtedness and related interest rates established in connection with the Transactions and Greenville Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.6% and 10.2% at October 31, 2006 and January 31, 2006, respectively.

Income Tax Expense

Income tax expense amounted to $1.3 million for the third quarter of fiscal 2007 compared to $1.8 million for the same period in fiscal 2006.  These tax provisions reflect effective tax rates of 37.4% and 50.1% for the third quarters of fiscal 2007 and 2006, respectively.  The decrease in the effective tax rate from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 is primarily due to revisions made by management in the third quarter of fiscal 2006 to the extra territorial income deduction and other adjustments related to the prior tax year.  The difference between the actual effective tax rates and the U.S. federal statutory rate of 34% is principally due to state income tax provisions, deductions for extra territorial income and domestic production activity and the revisions made by management as discussed above.

RESULTS OF OPERATIONS - PERIODS FEBRUARY 1, 2006 THROUGH FEBRUARY 7, 2006 AND FEBRUARY 8, 2006 THROUGH OCTOBER 31, 2006 AS COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2005

Net Sales

Overall - Net sales for the period February 1, 2006 through February 7, 2006 amounted to $4.0 million and net sales for the period February 8, 2006 through October 31, 2006 amounted to $196.6 million, and in total for both periods increased $39.9 million, or 24.8%, as compared to $160.7 in the nine months ended October 31, 2005.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($8.0 million); (ii) increases in the sales volume of heat exchanger, high purity/electropolished and general commercial products ($25.0 million), offset by decreases in the sales volume of titanium and pressure coil products ($6.5 million); and (iii) increases in the average selling price of titanium, energy and general commercial products ($16.2 million).

Total feet shipped during the period February 1, 2006 through February 7, 2006 amounted to 2.3 million feet and total feet shipped during the period February 8, 2006 through October 31, 2006 amounted to 103.4 million feet, and in total for both periods increased by 8.2%, as compared to 97.7 million feet in the nine months ended October 31, 2005.  The increase in total feet shipped in total for the fiscal 2007 periods to date from the nine months ended October 31, 2005 is primarily due to (i) the acquisition of Greenville; and (ii) increases in heat exchanger, high purity/electropolished and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - Sales of chemical/petrochemical processing and power generation products for the period February 1, 2006 through February 7, 2006 amounted to $1.6 million and sales of chemical/petrochemical processing and power generation products for the period February 8, 2006 through October 31, 2006 amounted to $77.0 million, and in total for both periods increased $6.5 million, or 9.0%, as compared to $72.1 million in the nine months ended October 31, 2005.  This increase in sales was primarily due to (i) the acquisition of Greenville ($2.0 million); (ii) an increase in the sales volume of heat exchanger products ($6.6 million), offset by a decrease in the sales volume of titanium products ($3.7 million); and (ii) an increase in the average selling price of titanium products ($4.4 million), offset by a decrease in the average selling price of nickel products ($2.7 million).  The increased sales of these products were primarily driven by improved domestic market demand following a period of de-stocking during the second half of fiscal 2006, strong demand for ethanol plant construction and increased international sales.  During periods of high commodity price levels, customers may substitute lighter wall or less sophisticated alloys having shorter useful lives for heavier wall or more sophisticated alloys having longer useful lives.  This substitution has reduced demand and average selling prices for the Company’s specialty alloy products.

Feet shipped of chemical/petrochemical processing and power generation products during the period February 1, 2006 through February 7, 2006 amounted to 1.1 million feet and feet shipped of chemical/petrochemical processing and power generation products during the period February 8, 2006 through October 31, 2006 amounted to 25.8 million feet, and in total for both periods increased by 11.0%, as compared to 24.3 million feet in the nine months ended October 31, 2005.

Energy Products - Sales of energy products for the period February 1, 2006 through February 7, 2006 amounted to $.5 million and sales of energy products for the period February 8, 2006 through October 31, 2006 amounted to $39.2 million, and in total for both periods increased $6.2 million, or 18.3%, as compared to $33.5 million in the nine months ended October 31, 2005.  This increase in sales was primarily due to an overall increase in the average selling price of energy products, offset by a decrease in the sales volume of pressure coil products. The increase in energy products is primarily due to a shift towards higher valued, heavier wall sub-sea umbilical products and general increases in raw material costs, which are substantially passed through to customers.

Feet shipped of energy products during the period February 1, 2006 through February 7, 2006 amounted to .3 million feet and feet shipped of energy products during the period February 8, 2006 through October 31, 2006 amounted to 28.6 million feet, and in total for both periods decreased by 6.5%, as compared to 30.8 million feet in the nine months ended October 31, 2005.

Food, Beverage and Pharmaceutical Products - Sales of food, beverage and pharmaceutical products for the period February 1, 2006 through February 7, 2006 amounted to $.7 million and sales of food, beverage and pharmaceutical products for the period February 8, 2006 through October 31, 2006 amounted to $28.8 million, and in total for both periods increased $9.9 million, or 50.4%, as compared to $19.6 million in the nine months ended October 31, 2005.  This increase in sales was primarily due to the continuing strong demand for higher value, high purity/electropolished products resulting from significant capital project requirements and improved capability to satisfy market demand for short lead times and competitive prices.

Feet shipped of food, beverage and pharmaceuticals products during the period February 1, 2006 through February 7, 2006 amounted to .1 million feet and feet shipped of food, beverage and pharmaceuticals products during the period February 8, 2006 through October 31, 2006 amounted to 14.7 million feet, as compared to 14.8 million feet in the nine months ended October 31, 2005.

General Commercial Products - Sales of general commercial products for the period February 1, 2006 through February 7, 2006 amounted to $1.2 million and sales of general commercial products for the period February 8, 2006 through October 31, 2006 amounted to $51.6 million, and in total for both periods increased $17.3 million, or 49.0%, as compared to $35.5 million in the nine months ended October 31, 2005.  This increase in sales was primarily due to (i) the acquisition of Greenville ($5.1 million); (ii) an increase in sales volume due to strong demand for general commercial applications and the Company’s improved capability to satisfy such demand as a result of investments in plant equipment and raw materials ($8.4 million); and (iii) an increase in average selling price ($3.8 million).

Feet shipped of general commercial products during the period February 1, 2006 through February 7, 2006 amounted to .8 million feet and feet shipped of general commercial products during the period February 8, 2006 through October 31, 2006 amounted to 34.3 million feet, and in total for both periods increased by 25.9%, as compared to 27.8 million feet in the nine months ended October 31, 2005.

Gross Profit

Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs.  The Company’s gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  Gross profit for the period February 1, 2006 through February 7, 2006 amounted to $.9 million and gross profit for the period February 8, 2006 through October 31, 2006 amounted to $40.9 million, and in total decreased $.1 million, or .3%, as compared to $41.9 million for the nine months ended October 31, 2005.  Gross profit margin for the period February 1, 2006 through February 7, 2006 amounted to 23.7% and gross profit margin for the period February 8, 2006 through October 31, 2006 amounted to 20.8%, and for both periods amounted to 20.8%, as compared to 26.1% in the nine months ended October 31, 2005.  The decrease in gross profit margin was largely due a non-recurring, non-cash purchase accounting adjustment of $2.4 million recorded in the period February 8, 2006 through October 31, 2006.  In connection with the Acquisition and Greenville Acquisition and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the acquisition dates, which were $2.4 million greater than their historical cost.  This purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the period February 8, 2006 through October 31, 2006 as the associated inventories were sold.  In addition, lower sales volumes of pressure coil products and high costs of production relating to heavy wall sub-sea umbilical products contributed to the decline in gross profit margins during the first half of fiscal 2007.  Furthermore, the pass through of higher raw material costs to customers on a dollar basis has the effect of reducing gross profit margins.

Gross profit per foot shipped for the period February 1, 2006 through February 7, 2006 amounted to $.42/foot and gross profit per foot shipped for the period February 8, 2006 through October 31, 2006 amounted to $0.40/foot ($0.42/foot excluding one-time purchase accounting adjustments), and in total for both periods amounted to $0.40/foot ($0.42/foot excluding one-time purchase accounting adjustments), as compared to $0.43/foot for the nine months ended October 31, 2005.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, professional fees, communications, occupancy and insurance expenses.  Selling, general and administrative expenses for the period February 1, 2006 through February 7, 2006 amounted to $7.3 million and selling, general and administrative expenses for the period February 8, 2006 through October 31, 2006 amounted to $13.7 million, and in total for both periods increased approximately $8.3 million, or 64.4%, as compared to $12.7 million for the nine months ended October 31, 2005.  This increase in selling, general and administrative expense was primarily due to (i) the extinguishment of deferred debt expenses of $.5 million in the period February 1, 2006 through February 7, 2006; and (ii) the recognition of compensation expense of $6.6 million during the period February 1, 2006 through February 7, 2006 relating to settlement of outstanding stock options, phantom rights and management bonuses recorded in connection with the Acquisition.

Amortization expense for the period February 1, 2006 through February 7, 2006 amounted to less than $.1 million and amortization expense for the period February 8, 2006 through October 31, 2006 amounted to $5.7 million, and in total for both periods increased by $5.3 million, as compared to $.4 million for the nine months ended October 31, 2005.  The increase in amortization expense results from the preliminary estimated allocations of the Acquisition and Greenville Acquisition purchase prices to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense for the period February 1, 2006 through February 7, 2006 amounted to $.3 million and interest expense for the period February 8, 2006 through October 31, 2006 amounted to $18.8 million, and in total for both periods increased $6.6 million, or 53.3%, as compared to $12.5 million for the nine months ended October 31, 2005.  The increase in interest expense was due to an increased principal amount of indebtedness and related interest rates established in connection with the Transactions and Greenville Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.6% and 10.2% at October 31, 2006 and January 31, 2006, respectively.

Income Tax Expense (Benefit)

Income tax benefit for the period February 1, 2006 through February 7, 2006 amounted to $2.6 million and income tax expense for the period February 8, 2006 through October 31, 2006 amounted to $1.0 million, and in total for both periods amounted to an income tax benefit of $1.6 million, compared to an income tax expense of $6.8 million for the nine months ended October 31, 2005.  These tax provisions for the period February 1, 2006 through February 7, 2006 and the period February 8, 2006 through October 31, 2006 reflect effective tax rates of 39.5% and 37.0%, respectively, and for both periods amounted to 41.2%, as compared to 41.8% for the nine months ended October 31, 2005.  The difference between the actual effective tax rates and the U.S. federal statutory rate of 34% is principally due to state income tax provisions and deductions for extra territorial income and domestic production activity.

SALES ORDER BACKLOG

The Company’s sales order backlog was $84.1 million at October 31, 2006 compared to $49.9 million at October 31, 2005.  The increase in the Company’s sales order backlog was primarily due to (i) increased domestic demand for capital projects, particularly heat exchangers and general commercial products; and (ii) strong sales for international applications, including desalination and other process equipment projects.  Management estimates that approximately 80% of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s principal liquidity requirements are to service debt and meet working capital and capital expenditure needs.

The Company expects that cash generated from operating activities and availability under its Revolving Credit Facility will be the principal sources of liquidity.  The Company’s ability to make payments on and to refinance its indebtedness, including the Senior Notes, and to fund working capital needs, planned capital expenditures, any earn-out payments pursuant to the Acquisition and to make future acquisitions, will depend on the Company’s ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control.  Based on the current level of operations, the Company believes the cash flow from operations and available borrowings under the Revolving Credit Facility will be adequate to meet liquidity needs for at least the next twelve months.

Debt and Other Obligations

Concurrently with the closing of the Transactions, and as a condition thereof, the Company entered into the $50.0 million Revolving Credit Facility that matures in 2011.  Concurrently with the closing of the Greenville Acquisition, the Company entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $60.0 million, subject to borrowing base availability.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at October 31, 2006) or (ii) LIBOR plus 2% (7.39% at October 31, 2006).  At October 31, 2006, the Company had $44.3 million outstanding under the Revolving Credit Facility.  The senior secured credit facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2006.

In connection with the Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2006.

The Company has entered into a management agreement with Castle Harlan Inc. (“Castle Harlan”), as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement is for an initial term expiring December 31, 2013 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or the Company, RGCH Corp. or RGCH LLC with 90 days notice prior to the expiration of the initial term or any annual renewal.  As compensation for these services to be performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the Acquisition.  In addition, the Company paid Castle Harlan $.8 million on the date of the closing of the Acquisition for services rendered in connection with the Transactions.  During the three months ended October 31, 2006 and the period February 8, 2006 through October 31, 2006, $.5 million and $1.5 million, respectively, was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  For services rendered after fiscal 2007, an annual management fee is payable quarterly in advance and equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners).  For any additional equity contributions made by CHP IV or its affiliates (including their limited partners) to any of the Company, RGCH Corp. or RGCH LLC, the Company will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.

Working Capital

At October 31, 2006, the Company had working capital of $77.6 million, increasing from $51.3 million at January 31, 2006.

Cash Flows

Cash increased $.4 million in the period February 1, 2006 through February 7, 2006 and increased $.7 million in the period February 8, 2006 through October 31, 2006, and in total for both periods increased $1.1 million, ending the period at $3.9 million.  Cash increased $1.4 million in the nine months ended October 31, 2005, ending the period at $2.8 million.  The decrease in the generation of cash during the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through October 31, 2006, as compared to the nine months ended October 31, 2005, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $3.0 million for the period February 1, 2006 through February 7, 2006 and used cash for operating activities of $.5 million for the period February 8, 2006 through October 31, 2006, and in total for both periods used cash for operating activities of $3.5 million, as compared to $1.7 million of cash generated from operating activities for the nine months ended October 31, 2005.  The decrease in cash flows from operating activities was primarily due to a decrease in income from operations and increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

Investing Activities - The Company used cash for investing activities of $.5 million for the period February 1, 2006 through February 7, 2006 and used cash for investing activities of $38.8 million for the period February 8, 2006 through October 31, 2006, and in total for both periods used cash for investing activities of $39.3 million, as compared to $5.5 million for the nine months ended October 31, 2005.  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $.5 million for the period February 1, 2006 through February 7, 2006 and $4.3 million for the period February 8, 2006 through October 31, 2006, and in total for both periods amounted to $4.8 million, as compared to $3.7 million for the nine months ended October 31, 2005.  The Company expects capital expenditures for the remainder of fiscal 2007 to be approximately $1.7 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.  In the period February 8, 2006 through October 31, 2006, the Company used cash of $34.5 million, net of cash acquired, to purchase all of the outstanding equity interests of Greenville.  In the nine months ended October 31, 2005, the Company used cash of $1.8 million to purchase certain of the Company’s minority equity interests.

Financing Activities - Financing activities provided cash of $3.9 million in the period February 1, 2006 through February 7, 2006 and provided cash of $40.0 million in the period February 8, 2006 through October 31, 2006, and in total for both periods provided cash of $43.9 million, as compared to $5.2 million for the nine months ended October 31, 2005.  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In the period February 8, 2006 through October 31, 2006, the net principal proceeds from the Revolving Credit Facility of $37.3 million were used primarily to fund the Greenville Acquisition and working capital requirements.  In the nine months ended October 31, 2005, the Company received net principal proceeds of $6.0 million from their old revolving credit facility to fund working capital requirements and used cash of $.8 million to repay long-term debt.  In the period February 8, 2006 through October 31, 2006, the Company received $2.6 million related to the working capital adjustment in connection with the Acquisition.

Off-balance Sheet Arrangements

At October 31, 2006, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements; (ii) the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under circumstances, the results of which form the basis for the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company’s actual results may differ from these estimates under different circumstances or conditions.  If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

The Company believes the following critical accounting policies represent the more significant judgments and estimates used in preparing the condensed consolidated financial statements.  There have been no material changes made to the Company’s critical accounting policies and estimates during the periods presented in the condensed consolidated financial statements.

Accounts Receivable

Accounts receivables consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business and generally do not require collateral to support its accounts receivable balances.  The Company maintains a reserve for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The reserve for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Long-Lived and Amortizable Intangible Assets

Long-lived and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.

Amortizable intangible assets, consisting primarily of customer lists are amortized principally by the straight-line method over their estimated useful lives.  Preliminarily, large and small customers lists are deemed to have useful lives of 20 years and 7 years, respectively.

Long-lived assets and amortizable intangible assets recorded in connection with the Acquisition and Greenville Acquisition are preliminary balances and are expected to change once the Company obtains third party appraisals and valuations studies.  These appraisals and valuations studies are expected to be completed during fiscal 2007.

Goodwill

The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2006, and determined that there was no impairment of goodwill.

Goodwill recorded in connection with the Acquisition and Greenville Acquisition are preliminary balances and are expected to change once the Company obtains third party appraisals and valuations studies on inventories, property, plant and equipment and intangible assets.  These appraisals and valuations studies are expected to be completed during fiscal 2007.

Income Taxes

Deferred income taxes are provided using the asset and liability method, whereby deferred income taxes are recognized for temporary differences between the reported amounts of assets and liabilities herein and their income tax basis and for net operating loss and tax credit carryforwards. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Deferred income tax assets and liabilities are computed using the income tax rates in effect in the years in which the temporary differences are expected to reverse.

Revenue Recognition

Revenues are generally recognized when persuasive evidence of a selling arrangement exists, delivery has occurred, the price to the customer is fixed or determinable and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

The Company provides credit in the normal course of business to its customers, which are primarily value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms.  The Company performs ongoing credit evaluations of its customers, maintains reserves for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Commodity Price Risk

The Company purchases certain raw materials such as stainless steel, nickel alloys, titanium, argon and hydrogen that are subject to price volatility caused by unpredictable factors.  Stainless steel, principally 304L grade and 316L grade, is the primary raw material the Company uses to manufacture products.  Where possible, the Company employs fixed rate raw material purchase contracts, customer price adjustments and surcharges at the time of delivery to help manage this risk.  Historically, the Company has been able to pass along increases in raw material costs to its customers, and the Company expects to continue to pass along such costs to customers.  Currently, the Company does not use derivatives to manage commodity price risk.

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2007 by approximately $.4 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of fiscal 2007, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed under “Risk Factors” in the Company’s prospectus filed with the SEC on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certifications.
31.2*	Rule 13a-14(a)/15d-14(a) Certifications.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2006

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)