Form 10-K
period 2007-01-31
RathGibson Inc; Greenville Tube CO
filed 2007-04-25
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the fiscal year ended January 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At April 25, 2007, 100 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” or “should,” or the negative thereof or other variations thereon or comparable terminology.

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

▪

technological changes; and

▪

those other risks and uncertainties discussed under “Risk Factors” herein and in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the “Securities Act”).

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Annual Report are made only as of the date hereof.

Item 1. Business.

Company Overview

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

In 1999, Rath Manufacturing Company Holdings, Inc. (“Rath”), with operations in Janesville, Wisconsin, was combined with Gibson Tube Company (“Gibson”) with operations in North Branch, New Jersey to form RathGibson.  In 2003, the Company hired a new executive team that implemented a comprehensive set of operational initiatives at its Janesville, Wisconsin facility, which enhanced the Company’s efficiency and profitability.  These included improved purchasing activities, the reduction of scrap generation and the upgrading of equipment to increase throughput and reduce labor costs.  In October 2004, the Company integrated the management, business strategy, marketing and operations of its Janesville, Wisconsin and North Branch, New Jersey facilities and implemented the sharing of best practices between facilities.

Transactions

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RCGH LLC”), an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”), and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “Acquisition”).  The aggregate purchase price was $67.0 million, including an estimated earnout payment of approximately $2.1 million to be made by the Company in the second quarter of fiscal 2008.  The earnout payment is equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the Stock Purchase Agreement) for fiscal 2007 over $45.0 million, up to a maximum earnout payment of $30.0 million.  The Company’s estimate of the amount of the earnout payment is subject to a mechanism by which the representative of the Company’s former stockholders may dispute the estimate.  This transaction was financed through a combination of debt and equity.  New 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200.0 million were issued in connection with the Acquisition.  In addition, a new five-year, $50.0 million senior secured revolving credit facility (“Revolving Credit Facility”) was established and partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the Acquisition was paid in full in conjunction with the Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the Acquisition were surrendered in accordance with the Stock Option Plan and the Phantom Rights Plan and together with other compensatory payments were settled for $6.6 million at closing and recorded as selling, general and administrative expenses within the consolidated statement of operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “Transactions.”

Acquisition

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37.3 million in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, while delivering orders with short lead times as compared to the industry.  This transaction was financed with funds available from our amended Revolving Credit Facility, which was increased to $60.0 million in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the consolidated financial statements since the date of such acquisition.

Description and Financial Information of Business Segments

The Company operates in primarily one business, which is the manufacturing of stainless, nickel and duplex alloy custom tubing.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  Straight tubing products are manufactured primarily in our Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in our New Jersey plant.  The contribution of each business segment to net sales, income (loss) from operations and net income (loss), and the identifiable assets attributable to each business segment are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Products

The Company manufactures premium full-finished, welded stainless steel straight and coiled tubing products ranging from 1/16 of an inch to 4 inches in outside diameter.  Approximately 70% of the Company’s products are designed to meet customer specifications and are cut to specific lengths (up to 80,000 feet for coiled tube and 80 feet for straight tube) based on customer demands.  The Company sells its products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, Rath™, Gibson Tube® and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from its customers.

The Company operates state-of-the-art production facilities using internally developed proprietary manufacturing and welding techniques and sophisticated finishing processes.  The Company has the capability to manufacture products from 37 different high-performance alloys, enabling it to satisfy product specifications for use in mission-critical applications.  The Company believes that its unique technology and ability to work with a large number of alloys differentiate it from its competitors and provide significant flexibility to the Company’s customers.  In addition, the Company believes that its expertise in manufacturing and welding techniques, quality control process, high level of customer service and relationships with suppliers enable it to meet the demands of customers within higher margin end-markets.

The majority of the Company’s products are manufactured to order based on an agreed customer specification.  The Company does not warranty its products for intended use, but rather to meet the agreed specifications and to be free of manufacturing defects.  As customers’ delivery requirements are often shorter than suppliers lead times, the company carries significant inventories of raw materials.

The table below lists the alloys the Company uses to manufacture its products.

	Duplex				Super
Stainless	Stainless	Nickel		Super	Ferritics/
Steel	Steel	Alloys	Titanium	Austenitic	Ferritics

304/ 304L/ 304H	Duplex 2205	20	Grade 2	825	AL 29-4C®
316/316L	Nitronic 19D®	200/201		G-31 Plus	E-Brite®
317/317L	Super Duplex 2507	C-276		904L	439HP®
309S/309H	Lean Duplex 2003	Monel® 400		27-7 MO®	444
310S/310H	Lean Duplex 2101	600		800/ 800H/ 800HT®
321/321H	Lean Duplex 2304	C22®		6XN
347/347H	Zeron®100	625		25-6
		686CPT®		254
		59

Industry Overview

The Company primarily operates within certain niche sub-segments of the global welded and seamless stainless steel tube industry.  The Company focuses on stainless steel tubing products, which are premium products and offer higher margins than those products manufactured from carbon steel.  Furthermore, the Company focuses exclusively on tubing products, which are higher value-added products than standard length, heavier-walled pipe products.

Within the tubing industry, the Company selectively targets certain end-markets that it believes offer attractive margins.  Welded stainless steel and specialty alloy tubular products, if manufactured properly, are desirable in applications that require exceptional strength, resistance to corrosion and the ability to withstand intense heat and pressure, such as energy applications.  Furthermore, the easy cleaning, tolerance of sterilizing cycles and non-contaminating characteristics of stainless steel tubing make it the first choice for hygienic environments, such as pharmaceutical and food processing facilities, hospitals and kitchens.  In addition, the short customer lead times and custom lengths that characterize the Company’s products further distinguish the Company from lower quality, standardized steel tubing and pipe products.

Stainless steel tubing is typically either welded or seamless.  Welded tubing, which is the Company’s primary product, has become increasingly popular globally for most applications due to its higher quality, including dimensional and wall thickness consistency and concentricity, increased corrosion resistance and mechanical strength, and lower cost relative to seamless tubing, primarily attributable to steadily improving process technology.  Welded tubes are manufactured by using consecutively smaller precision dies to roll strips of material into tubular shapes, while various welding technologies connect the edges to form a longitudinal seam.  The tubes are then heat treated and tested for product integrity during the manufacturing process.  This operation is more cost effective than seamless tubing because it is continuous, with the rolling, welding and testing taking place on the same mill.  In many stainless steel tubing applications, specifically those that require extremely long lengths of tubes, labor intensive orbital welds are required to combine lengths of tubes.  Seamless tubing requires orbital welds every 80 to 100 feet.  In contrast, welded tubing requires orbital welds every 2,500 to 10,000 feet, depending on diameter and wall thickness, which contributes to the price advantage that welded tubing enjoys over seamless tubing.

End-Markets Overview

The Company sells its products primarily to the following end-markets: (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

The following table presents certain information about the Company’s sales to each of these end-markets:

End Markets
Chemical/
	Petrochemical		Food,
	and Power		Beverage &	General
	Generation	Energy	Pharma	Commercial
(dollars and feet shipped in millions)
Net Sales(1)	$125.3	$52.4	$39.5	$76.7

Feet Shipped(1)	40.2	38.5	18.4	47.5

Product Type	Straight Length	Coiled	Straight Length/	Straight Length
Coiled

Key Product Categories	• Heat Exchanger	• Encapsulated Wire	• High Purity/	• Commercial
	• Nickel Alloy	• Pressure Coils	Electropolished	Quality
	• Titanium	• Subsea Umbilical	• Beverage Coils

Representative
Customers/End Users	• Celanese	• Chevron	• Amgen	• Chicago Tube &
	• Dow Chemical	• ExxonMobil	• Bayer	Iron
	• DuPont	• Forest Oil	• Coca-Cola	• Earle M.
	• ExxonMobil	• Murphy Oil	• Kraft	Jorgensen
	• Monsanto	• Shell Oil	• Merck	• Marmon
	• Shell Oil			Keystone
• TW Metals

(1)

Data is for fiscal 2007.

Chemical/Petrochemical Processing and Power Generation

The Company’s chemical/petrochemical processing and power generation products include stainless steel tubing used in heat exchangers and condensers as well as nickel alloy and titanium tubing.  Heat exchangers are equipment that transfers heat from one fluid or gas to another using various media such as air, gas, water, steam, oil, refrigerant, heat transfer fluids, glycol or polymers and are used for many manufacturing processes.  The Company’s tubing is primarily utilized in shell and tube heat exchangers, which consist of a bundle of tubes, 30,000 feet on average, enclosed in a cylindrical shell.  Shell and tube heat exchangers comprise approximately 30% of the market for heat exchangers.  Demand in this market is primarily driven by both new and refurbishment capital spending by the Company’s chemical and petrochemical customers such as ExxonMobil, Shell Oil, DuPont and Monsanto.

▪

Heat Exchanger Tubing.  The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge for use in various types of heat exchangers where strength, corrosion and temperature resistance are integral.  In fiscal 2007, sales of heat exchanger tubing generated net sales of $62.3 million.

▪

Nickel Alloy Tubing.  The Company manufactures nickel alloy tubing, including super austenitic, duplex and nickel alloys.  Nickel alloy tubing is used for high temperature environments in applications requiring extra strength and corrosion oxidation resistance.  The Company manufactures its nickel alloy tubing in sizes ranging from ½ inch to 4 inches in outside diameter and from 22 to 8 gauge wall thicknesses and, upon special request, produce nickel alloy pipe in sizes ranging from ½ inch to 3½ inches in inside diameter and in wall thickness ranging from .060 to .250 inches.  In fiscal 2007, sales of nickel alloy products generated net sales of $53.6 million.

▪

Titanium Tubing.  Titanium tubing is used in various heat exchanger and condenser applications.  It exhibits a very high strength to density ratio, and has proven to be a cost effective solution for many end-use installations where weight and longevity are critical.  While titanium is more costly than standard commercial grade stainless steel and is often only available in limited supply, its unique chemical tolerance characteristics often make it the alloy of choice.  The Company manufactures titanium tubing in sizes ranging from ½ inch to 1 inch in outside diameter and from 22 to 14 gauge wall thickness.  Primary end-users of titanium tubing include the power generation and heat exchanger industries, but these products are also utilized in swimming pool components and desalination applications due to superior resistance to corrosion.  In fiscal 2007, sales of titanium tubing generated net sales of $9.4 million.

Energy

The Company’s energy products include pressure coils, encapsulated wires and subsea umbilical tubing.  Demand for these products is primarily driven by oil and gas production.  One typical indicator of domestic demand is the average number of drilling rigs operating in the United States.  According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count rose to 1,648 in 2006 compared to 1,380 rigs in 2005, 1,190 in 2004, 1,032 in 2003 and 831 in 2002.  The Company believes this trend of increasing drilling activity will continue to positively impact demand for the Company’s energy products.

▪

Pressure Coils.  The Company manufactures pressure coil tubing for use in a broad array of oil and gas production applications as well as other industrial applications requiring premium pressure resistant tubing.  The Company has been a key supplier to the energy industry for over three decades and the Company believes that its ability to produce pressure coils of up to 80,000 feet in length while minimizing the number of girth welds has made us an important supplier to energy customers around the world.  The Company’s coil tubing comes in sizes ranging from 1/16 of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 25 to 12 gauge.  In fiscal 2007, sales of pressure coils generated net sales of $29.8 million.

▪

Encapsulated Wire Tubing.  The Company manufactures encapsulated wire tubing for use in subterranean and subsea energy applications.  Encapsulated wire tubing is similar to the Company’s pressure coils, but the tubing is continuously manufactured around a wire or fiber optic cable and is typically manufactured using a thinner wall thickness than pressure coils.  These products are used in the energy industry to deliver various testing and technical functionality to subterranean and subsea oil wells.  The Company manufactures this type of tubing in sizes ranging from 1/16 to ⅜ of an inch in outside diameter and typically a 25 gauge wall thickness.  In fiscal 2007, sales of encapsulated wire tubing generated net sales of $9.6 million.

▪

Subsea Umbilical Tubing. Subsea umbilical tubing also is used in subsea energy applications.  Subsea umbilical tubing is subject to much more stringent quality and testing requirements than other coiled tubing products.  Subsea umbilical tubing is made of various lean duplex alloys which are typically zinc clad, which adds significant corrosion resistance to the product.  Subsea umbilical tubing is made in sizes ranging from ⅜ of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 20 to 12 gauge.  In fiscal 2007, sales of subsea umbilical tubing generated net sales of $12.8 million.

Food, Beverage and Pharmaceuticals

The Company’s food, beverage and pharmaceutical products include high purity/electropolished and beverage coil tubing.  High purity tubing is popular in the food and beverage equipment market because it meets stringent standards due to its surface finish and ease of cleaning.  The internal and external surfaces of high purity tubes have enhanced smoothness which reduces the risk of contaminants adhering to the inside of the tubes.  Demand for these products is driven by new pharmaceutical development and increased international demand for high purity products.

▪

High Purity/Electropolished Tubing.  This type of tubing is typically polished on both the outside and inside of the tube, eliminating irregularities on the surface where bacteria might otherwise accumulate.  High purity tubing is also designed to withstand the high temperatures and caustic chemicals typical of cleansing operations in large processing plants.  The Company markets electropolished tubing in sizes ranging from ½ inch to 4 inches in outside diameter and in 16 and 14 gauge wall thicknesses.  The electro-polishing process produces tubing with a mirror-like finish that is suitable for the high standards required for use in biotechnology, semi-conductor, pharmaceutical and research applications where smooth surfaces allow thorough cleaning and reduce bacterial content.  In fiscal 2007, sales of high purity/electropolished tubing generated net sales of $35.9 million.

▪

Beverage Coils.  The Company manufactures beverage coil tubing for use in a broad array of beverage processing and dispensing equipment in sizes ranging ¼ of an inch to ½ inch in outside diameter and wall thicknesses ranging from 25 to 22 gauge.  The Company’s beverage coil products typically are manufactured in 500 foot lengths using a chromium-nickel austenitic stainless steel alloy for use in beverage dispensing equipment commonly found in retail food service establishments.  The tubes are coiled repeatedly and inserted in the bottom of an ice receptacle to maintain low temperatures for the dispensed beverages.  In fiscal 2007, sales of beverage coils generated net sales of $3.6 million.

General Commercial

The Company’s commercial quality tubing products are used by a variety of customers in various markets either for their pressure retention, mechanical properties or corrosion resistance.  The Company produces tubing to perform in a wide variety of applications, including sprinkler systems and misting systems, thus reducing stocking requirements for the distributor and increasing their ability to satisfy end-users’ requirements.  As a result of their broad range of end-users, the Company believes demand for these products is driven by overall economic conditions.

▪

Commercial Quality Tubing. The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge.  The Company’s commercial quality tubing is primarily used by various end-users either for its pressure retention, mechanical properties or corrosion resistance.  Corrosion resistant applications can most often be found in chemical plants, pulp and paper plants and power generation applications.  Those customers using commercial tubing for its pressure retention qualities use it for the transmission of corrosives such as acids, solvents, caustic chemicals and various other solutions, often at high temperatures and pressures.  Customers that use commercial tubing for its mechanical properties use it for structural purposes where strength is important and low internal pressure exists, such as conveyor belt rollers, corrosive fluid drain systems, car wash equipment and filling machines.  In fiscal 2007, sales of commercial quality tubing generated net sales of $76.7 million.

Competitive Strengths

Leading Market Position and Brand Recognition.  The Company believes that it is the market leader for the majority of the products it manufactures.  Having been in business for over 50 years, the Company believes that its Rath™, Gibson Tube® and GTC® names have come to be recognized as industry standards for innovation, quality and service.  The Company attributes its market leadership primarily to the breadth, quality and reliability of product offerings, as well as to the Company’s ability to provide customized products for customers on a short time frame.  As such, the Company believes that it is well positioned to capitalize on domestic and international opportunities and continue to grow its business.

Significant Barriers to Entry.  The Company believes that there are significant barriers to entry into the highly specialized sub-segments of the global welded stainless steel tube industry.  In order to compete effectively, a new market entrant would need to develop technological capabilities and brand recognition for their products, make substantial investments in manufacturing and welding equipment, and develop expertise at manufacturing products from a large number of alloys to satisfy customer product specifications.  New market entrants also would have to develop a network of customers and distributors.  The quality and longevity of the Company’s products is substantiated by over 20 years of corrosion data, and the Company believes that its customer base would be hesitant to purchase products that have not been rigorously tested due to the mission critical end use of many of the Company’s products.  In addition, the Company believes that the lack of availability of specialty alloys and technology, the inability to satisfy short lead times and shipping costs present a barrier to foreign manufacturers seeking to compete in the United States in the Company’s industry sub-segments.

Diverse Customer Base and End-Markets.  The Company has long-standing relationships with a diverse group of the largest national and regional distributors, which serve large end-users of stainless steel and specialty alloy tubular products, such as Bayer, Celanese, Coca-Cola, DuPont, ExxonMobil, Halliburton, Monsanto and Shell Oil.  In addition, the Company sells its products to OEMs and engineering firms in a variety of geographic locations and industries.  During fiscal 2007, the Company shipped products to over 800 customers and its largest two customers accounted for only 19% of net sales.  The Company’s five largest customers have been customers for an average of 23 years.

Profitability Not Significantly Impacted by Changes in Raw Material Costs.  During recent history, raw material price increases and decreases have not significantly impacted the Company’s profitability.  For example, during recent periods of significant raw material price increases, the Company has successfully passed along material price increases to its customers.  Additionally, as a large and growing consumer of stainless steel and specialty alloys, the Company has strong relationships with its raw material suppliers that have enabled the Company to negotiate favorable raw material pricing for long-dated customer orders, often many months before the orders are manufactured and shipped.  The Company also has improved its profitability by reducing costs, increasing production efficiencies and shifting to the production of higher margin products.

Experienced Management Team.  The Company has an experienced management team with over 100 years of industry experience.  Led by Harley B. Kaplan, president and chief executive officer, and Barry C. Nuss, chief financial officer, and a staff of experienced sales, operations and engineering professionals, the Company’s management team has implemented a series of initiatives since 2003 to grow its business and increase profitability.  The Company’s management team has focused its efforts on increasing operational efficiencies, enhancing product lines and expanding business globally.

Business Strategy

Capitalize on Growing High Margin End-Markets.  The Company intends to continue to invest in highly engineered welded tubular products specifically targeting growing high margin end-markets, such as energy and power generation.  The Company believes that it will continue to increase shipments in these markets through increased capacity and leading technology.  The Company expects demand for its subsea umbilical and other energy-related products to continue to increase due to positive trends in the energy sector, including greater worldwide demand for oil and high commodity prices.  As a result of continued investment in high growth subsea umbilical products, the Company believes it’s a world leader in state-of-the-art zinc-cladding technology and is well-positioned to capitalize on the growing energy end-market.  In addition, the Company believes that the demand backlog for new power plants, particularly in Asia, and the refurbishment of existing facilities is also creating attractive growth opportunities for the Company’s power generation products.

Focus on New High Margin Products.  The Company intends to grow in part through a targeted effort to develop new products with attractive margins and focusing its sales efforts of new high margin products on existing end-market users of the Company’s products.  The Company believes that it can strengthen its relationships with these end-market users by working with them to develop innovative products to satisfy their emerging demands.  For example, in fiscal 2004, the Company began offering welded titanium tubing to customers demanding tubing that is resistant to oxidizing chloride solutions (including seawater).  The Company sold 2.0 million feet of titanium tubing in fiscal 2007 for net sales of $9.4 million, as compared to over 500,000 feet of titanium tubing in fiscal 2004.  For fiscal 2007, the Company generated approximately 7.6% of its net sales from newly developed products that the Company began selling during the previous three fiscal years.

Expand International Presence.  The international welded tube market is substantially larger than the domestic market and provides a significant potential growth opportunity.  The Company ships its products to approximately 30 countries across the globe.  Many of the Company’s existing customers have operations in Asia, where there is a limited availability of high quality stainless steel and specialty alloy welded tubular products.  The Company is taking advantage of these attractive fundamentals by increasing local sales and marketing organizations.  The Company’s brand names are recognizable in international markets, especially China, which the Company believes strongly positions it for increased international growth.  For fiscal 2007, the Company’s sales to international customers grew by 50.1% to $21.4 million, as compared to $14.3 million for fiscal 2006.

Continue to Improve Productivity and Reduce Operating Costs. The Company continually seeks to improve productivity and reduce its operating costs.  The Company believes that it has pioneered laser welded tubing for pressure tubing applications, which enables the Company to produce a superior product at four times the speed of tungsten inert gas mills.  The Company currently has nine laser welded tubing mills among its facilities.  The management team has focused on production improvements and cost reductions at each of the Company’s manufacturing facilities, resulting in increased gross profit per foot through improved purchasing practices, scrap reduction and labor cost reductions.

Maintain Reputation as a Quality Manufacturer. The Company believes that it has a reputation in the stainless steel industry as a high quality manufacturer.  The Company has won numerous supplier awards, such as Chicago Tube and Iron's ''Gold Vendor of the Year Award'' every year since 2001 and Marmon Keystone's ''Stainless Vendor of the Year Award'' in each year since 2004.  The Company uses proprietary manufacturing and welding techniques and sophisticated finishing processes to manufacture all of its tubing to comply with major industry standards, such as those of the American Society of Mechanical Engineers and the American Society for Testing Materials.  The Company also seeks to ensure high quality products by employing multiple non-destructive testing techniques, such as film based x-ray, digital radiography, ultrasonic testing, dual frequency eddy current testing, hydrostatic testing, air underwater testing and metallographic examination.

Sales and Marketing

The Company primarily sells its products to tubing distributors that resell the products to end-users, bundle the Company’s products with complementary products or further form and/or reconfigure the products to resell complete tubing solutions.  The Company also sells its products to a number of OEMs and engineering firms in the United States and internationally.  The Company’s chemical/petrochemical processing and power generation products are sold directly to end-users as well as through distributors.  The Company’s pressure coils are sold primarily through specialty distribution channels, encapsulated wire tubing products are sold to OEMs and subsea umbilical products are sold directly to umbilical bundlers.  The Company’s high purity/electropolished products are primarily sold through distributors and beverage coils are sold directly to beverage dispensing equipment manufacturers.  The Company’s commercial quality tubing products are primarily sold through distributors.

The Company markets its products through a sales team that includes direct sales representatives, application engineers, administrative personnel and customer support personnel, as well as outside sales representatives.  Outside of North America, the Company utilizes a combination of sales strategies, including domestically-based sales professionals and regional sales managers responsible for developing key relationships with distributors and end-users throughout Asia and the Middle East.  The Company’s sales team works closely with distributors and end-users to assess customers’ product needs, recommend appropriate solutions and ensure that customer product specifications are satisfied.  The Company focuses on building long-term professional relationships with the largest and fastest growing distributors and end-users in certain targeted industries.

The Company’s principal marketing strategies include advertisements in relevant trade publications, product pamphlets and technical literature, company brochures, industry trade show exhibits and presentations and maintenance of corporate web sites.

Customers

Net sales to individual customers representing 10% or more of the Company’s net sales are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sales Order Backlog

The Company’s sales order backlog was $70.5 million at January 31, 2007 compared to $56.3 million at January 31, 2006.  The increase in the Company’s sales order backlog was primarily due to (i) increased domestic demand for capital projects, particularly heat exchangers and general commercial products; and (ii) strong sales for international applications, including desalination and other process equipment projects.  Management estimates that approximately 80% of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

Manufacturing

Straight tubing products are manufactured primarily in the Company’s Janesville, Wisconsin and Clarksville, Arkansas facilities and coiled tubing products are manufactured in the Company’s North Branch, New Jersey facility.  The Company operates 47 tube mills and 7 benches at its three production facilities.  The manufacturing process is highly automated.

Of the 16 tube mills within the Janesville, Wisconsin facility, 11 are designated for small straight length tube production between ½ inch and 2 inches in outside diameter, and 5 are designated for larger straight length tube sizes up to 4 inches in outside diameter.  Within the North Branch, New Jersey facility, 3 mills are designed for subsea umbilical products, 8 mills are designated for the pressure coil products, 5 mills are dedicated to the encapsulated wire products, 10 mills are dedicated to the manufacturing of beverage and commercial tubing and 2 mills are dedicated to titanium products.  At the Clarksville, Arkansas facility, the Company has 7 benches and 3 tube mills designated for its seamless and welded and drawn products.

The Company believes that it pioneered laser welded tubing for pressure tubing applications and produces a product that the Company believes is superior in the marketplace.  The nine technologically advanced laser welding tube mills are capable of processing product up to four times faster than the tungsten inert gas mills.

The Company also believes that it has pioneered a significant development in the manufacturing of tube by implementing an on-line annealing process allowing more than 80% of the manufacturing process to occur on the mill, which significantly reduces material handling.  Annealing, the process of heating and slow cooling a material in order to reduce brittleness, is a critical production step and, if performed properly, can provide superior resistance for metal surfaces against staining, pitting, cracking and corrosion.  Tube surfaces must be clean and free of foreign matter for annealing to be effective.  In addition, the annealing atmosphere must be relatively free of oxygen, which is achieved by removing nearly all gas or by displacement of oxygen and nitrogen with dry-hydrogen or argon.  The Company believes that its successful integration of this process into the tube mill is a competitive advantage.

Stainless steel coils cut to specified widths arrive daily at each of the Wisconsin and New Jersey plants from the Company’s outside slitter or primary steel supplier.  The slit material is passed through a series of consecutively smaller rolls that form it into a circular shape tube.  The tube is then continuously welded using our Micro-Weld® tungsten inert gas or laser welding process.  Following the welding process, the tube is cold worked or forged which reduces the weld bead.  The Company’s forging technique is an important element of total product quality and renders the weld virtually indistinguishable from the rest of the tube surface.  The tube continues through the mill where it is annealed, straightened, and eddy current tested.  The tube is then stenciled with pertinent information including size, wall thickness, American Society of Mechanical Engineers and American Society of Testing Materials specifications, stainless steel type, heat number, initials of the mill operator and the date of manufacture.  The tube is then automatically cut and deburred, and then packaged for shipping.  The Company’s high purity/electropolished, specialty alloy, and zinc clad umbilical products require additional finishing prior to packaging and shipment to the customer.

At the Arkansas plant, seamless tubes are manufactured from larger tube hollows, which are reduced to the required length, outside diameter and wall thickness through a drawing process.  In the drawing process, tubes are cleaned and annealed before being cold-drawn over mandrels.  Depending on the product, the same tube may be drawn several times to achieve the customer’s desired specifications.  The cold-drawing process creates a uniform, precision product with substantially improved tolerances, surface finish and tensile strength as well as increased hardness and good machinability.

Quality Control

An important factor in retaining and obtaining customers is the quality of the product the Company delivers.  Quality assurance is integrated into every step of the Company’s manufacturing process in order to ensure consistency in production.  The Company develops specific process plans for larger projects such as subsea umbilical systems, downhole oil and gas control lines or steam condenser projects.  Complex projects receive a “high profile project” designation in order to provide the customer the highest level of quality assurance.  As part of the quality assurance process, the Company also employs multiple non-destructive testing techniques, such as film based x-ray, digital radiography, ultrasonic testing, dual frequency eddy current testing, hydrostatic testing, air underwater testing and metallographic examination.

Suppliers

The principal raw material inputs for the Company’s products include stainless steel, specialty alloys, titanium and industrial gases, such as hydrogen and argon.  In fiscal 2007, the Company purchased approximately 78% of its raw materials, principally stainless steel and specialty alloys, from Allegheny Ludlum (“Allegheny”).  The Company has multiple suppliers available for all key raw materials.  The Company’s large volume of stainless steel purchases enables it to negotiate favorable purchasing terms from suppliers of stainless steel.

The Company maintains a plan to reduce the risk of a disruption in supply of raw materials and pass through price increases to its customers, which include (i) the coordination of purchases between the Company’s facilities to achieve greater purchasing power; (ii) adjusting product pricing to effectively reflect the current pricing of raw materials; and (iii) adjusting manufacturing operations to accommodate various grades and sizes of stainless steel.

Competition

The Company primarily operates in certain niche sub-segments of the global welded stainless steel tube and pipe industry.  Global production of welded stainless steel tube and pipe products in the Company’s industry sub-segments is largely concentrated in the United States.  However, the Company also competes with a limited number of European and Asian manufacturers, primarily with respect to the Company’s foreign sales.  Domestically, the Company faces limited competition from foreign manufacturers due to shipping costs, longer lead times and the limited experience of most foreign manufacturers working with specialty alloys and producing the fully finished tubular products that customers for the Company’s industry sub-segments demand.

The Company competes primarily on the basis of price, quality, service and ability to fill orders on a timely basis.  The Company faces competition in the markets for each of the products it manufactures.  The Company’s primary competitors are specialty manufacturers of tubular products that are believed to have annual net sales in the Company’s product lines that are significantly less than the Company’s.  These specialty manufacturers typically manufacture one or two products with which the Company’s products compete, and the Company therefore often has different competitors in the markets for each of its products.

In some cases, the Company competes with divisions of larger domestic steel manufacturers that operate within one or more of the Company’s industry sub-segments, including Webco Industries, Inc. and Tenaris S.A.  The Company believes that these larger steel manufacturers derive a small portion of their annual net sales from sales of products with which the Company’s products compete, and that the Company’s sales volume is significantly greater than the volume of comparable products sold by these manufacturers.

Intellectual Property

The Company believes that its trademarks and service marks, which include marks relating to the RathGibson name, especially the marks Rath™, Gibson Tube®, Micro-Weld® and GTC®, are of economic importance to the Company’s business.  Certain of these marks are registered in the U.S. Patent and Trademark Office.  The Company does not have any patents or registered copyrights.

In addition, the Company relies on trade secrets, proprietary know-how and concepts related to the manufacturing process.  The Company believes that it has taken reasonable measures consistent with industry practice to protect the secrecy, confidentiality and value of all trade secrets used in the Company’s business.

Government Regulation

The Company’s manufacturing facilities are subject to many federal, state and local environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater.  These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time.  Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations.  They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances.

Certain of these laws may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party.  These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity was in accord with all applicable requirements.  Liability under such laws may be imposed jointly and severally, and regardless of fault.  See “Risk Factors” herein.

The Company continually examines ways to reduce emissions and waste and reduce costs related to environmental compliance.  The Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditure to meet current or pending environmental requirements and generally believes that its processes and products do not present any unusual environmental concerns.  The Company is unaware of any existing, pending, or threatened contingent liability that may have a material adverse effect on its ongoing business operations.

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health and regulations which, among other requirements, establish lifting, noise and dust standards.  The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.  The Company also believes that it is in material compliance with all applicable labor regulations.

Employees

As of January 31, 2007, the Company employed approximately 550 people.  None of the Company’s employees are represented by a union.  The Company believes that its relations with employees are generally good.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors which could materially affect the Company’s business, financial condition or future results.  The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

General economic and business conditions may produce significant fluctuations in demand for the Company’s products.

The Company manufactures stainless steel and specialty alloy welded tubing products that are used by a variety of specialty industrial and commercial end-users.  Demand for the Company’s products is driven by demand for products manufactured or sold by these specialty end-users.  The demand for the Company’s end-users' products fluctuates based on economic conditions or other matters beyond its control, including macroeconomic policies, geopolitical developments and the strength of the U.S. dollar.  Accordingly, general economic and business conditions may have a material adverse impact on the demand for the Company’s products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s industry is highly competitive.

The Company operates in the highly competitive stainless steel tubing industry.  The Company competes primarily with other domestic manufacturers of stainless steel and specialty alloy tubing products.  The Company competes on the basis of price, quality, service and ability to fill orders on a timely basis.  Some of the Company’s competitors have lower raw material costs and costs of production than the Company and have greater financial, technological and other resources than the Company.  In addition, sales of a majority of the Company’s products represent a high percentage of the market demand for these products, and could be targeted by competitors.  Furthermore, the Company may face additional competition if steel producers convert, expand or upgrade their existing facilities to manufacture products that compete with its products.  New competitors may be more effective and efficient integrating new technologies.  There can be no assurance that the Company will be able to maintain its current market share with respect to any of its products.  A loss of market share to competitors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Volatility in energy prices and/or the prices of energy products could reduce demand for the Company’s stainless steel and specialty alloy tubular products, which could cause its sales to decrease.

Proceeds from the sale of stainless steel and specialty alloy tubular products to the chemical/petrochemical, power generation and energy end-markets constitute a significant portion of the Company’s net sales.  As a result, the Company depends upon these related industries and their ability and willingness to make capital expenditures to explore for, develop and produce energy products.  If these expenditures decline, the Company’s business will suffer.  The willingness to explore, develop and produce energy products depends largely upon the availability of attractive drilling prospects and the prevailing view of future energy product prices.  Many factors beyond the Company’s control affect the supply of and demand for energy.  Volatility in the energy markets could cause demand for the Company’s products to decrease, which would adversely affect the Company’s business, financial condition and results of operations.

Raw material costs can affect the Company’s profitability.

The largest component of the Company’s cost of sales is raw materials.  Raw materials, principally 304L grade and 316L grade stainless steel strip, comprised approximately 77% of the Company’s cost of goods sold in fiscal 2007.  The cost of these raw materials is, in turn, dependent on the cost of steel, nickel and molybdenum.  Historically, the Company has been able to pass along to its customers the increased costs for its products due to increased raw materials costs.  However, there can be no assurance that the Company’s customers will continue to agree to bear such cost increases without a reduction in their volume of business.  As a result, increases in the price of raw materials could adversely affect the Company’s operating margins.  In addition, if increased raw material costs result in a substantial increase in the cost of products, the Company’s customers may substitute lower cost stainless steel and specialty alloy tubing products.

The Company’s ability to remain current with changes in manufacturing technology can affect its business.

Over the past 10 years, there have been significant advances in the technology relating to the manufacture of tubing products.  These advances have increased the speed at which tubing can be manufactured, the quality of the tubing and the types and densities of materials that can be welded into tubes for advanced manufacturing processes.  The Company’s ability to remain current with manufacturing technologies is necessary if it is to compete with other producers.  The Company’s competitors may be more effective and efficient at integrating new technologies.  In addition, maintaining current manufacturing technologies and capabilities requires investment of capital.  There can be no assurance that the Company’s products will remain competitive in the future or that the Company will continue to be able to implement innovative manufacturing technologies.

A material percentage of the Company’s sales are to foreign customers, which presents additional risks.

Sales of products to foreign customers accounted for 7.3% of the Company’s total sales in fiscal 2007 and are expected to continue to increase in future years.  The Company’s sales efforts outside of the United States may be affected by changes in trade protection laws, regulatory requirements affecting trade, social, political or economic conditions in a specific country or region, the strength of the U.S. dollar and difficulties in staffing and managing foreign operations.  These factors may reduce the Company’s operating margins with respect to foreign sales and may reduce volume of foreign sales.  A decrease in foreign sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on a few suppliers for a significant portion of its steel, specialty alloys, titanium, hydrogen and argon, and a loss of one or more significant suppliers could adversely affect the Company’s ability to obtain basic raw materials.

Historically, the Company has purchased a significant portion of its steel, specialty alloys, titanium, hydrogen and argon from a small number of suppliers.  In fiscal 2007, the Company purchased approximately 78% of its stainless steel and specialty alloys for operations from one supplier, Allegheny, and approximately 15% of its steel and specialty alloys for operations from the Company’s remaining top four suppliers.  The Company does not have any long-term agreements to purchase raw materials from these suppliers and, accordingly, purchases are subject to product availability at the time of each purchase.  The loss of the Company’s largest supplier or interruption of production at this supplier would adversely affect the Company’s ability to obtain basic raw materials, and the loss of any other suppliers or interruption of production at one or more of these suppliers could adversely affect the Company’s ability to obtain basic raw materials.  In either case, the Company’s cost of purchasing steel, specialty alloys, titanium, hydrogen and argon from alternate sources could be higher and could temporarily affect the Company’s ability to produce sufficient quantities of its products.

In addition, certain of the Company’s suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products.  Failure of the Company’s suppliers to adjust to meet increases or decreases in demand may prevent them from continuing to supply raw materials in the quantities or quality and at the times required, or at all.

Energy resources markets are subject to conditions that create uncertainty in the prices and availability of energy resources the Company relies upon.

The Company’s facilities and operations consume large amounts of electricity and natural gas.  The prices for and availability of these resources are unpredictable and fluctuate based on events beyond the Company’s control, including geopolitical developments, supply and demand, actions by The Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil and gas producing countries and environmental concerns.  Disruptions in the supply of energy resources could temporarily impair the Company’s ability to manufacture products for its customers.  Historically, the Company has been able to pass along certain increases in energy costs to its customers.  However, there can be no assurance that customers will continue to agree to bear such cost increases.  In addition, the Company has not been able to pass along all of its increased energy costs to customers.  Accordingly, an increase in the price of electricity and natural gas could adversely affect the Company’s operating margins.

Loss of significant customers and customer work stoppages can adversely affect the Company’s business.

The Company’s largest customer, a domestic heat exchanger tubing distributor, accounted for approximately 10.9%, the top five customers accounted for 30.8%, and the top ten customers generated 41.7% of fiscal 2007 net sales.  In addition, many customers are distributors who re-sell the Company’s products to end-market users.  A reduction in purchases from these customers as a result of an inventory buildup or other factors could materially impact the Company’s net sales.  Furthermore, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, could have a material adverse effect on the Company’s business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, the Company extends trade credit to certain of its customers to facilitate the purchase of products, and rely on their creditworthiness.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

The Company’s operations are subject to business interruptions and casualty losses.

Specialty tube manufacturing is subject to numerous inherent risks, particularly unplanned events such as inclement weather, explosions, fires, other accidents, equipment failures and transportation interruptions.  While the Company’s insurance coverage could offset losses relating to some of these types of events, the Company’s business, financial condition and results of operations could be materially adversely impacted to the extent any such losses are not covered by insurance.

The Company may be subject to litigation, including product liability claims, that could have a material adverse effect on its business.

The Company’s business exposes it to potential litigation risks.  From time to time, various suits and claims have been brought against the Company, including claims that the Company sold defective products and claims seeking damages for injuries caused by the Company or its products.  Although the Company generally seeks to insure against these risks, there can be no assurance that insurance coverage is adequate, and the Company may not be able to maintain insurance on acceptable terms.  Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  A successful product liability claim in excess of insurance coverage could have a material adverse effect on the Company and could prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms, or at all.  Moreover, any adverse publicity arising from product liability claims made against the Company could adversely affect the reputation and sales of its products.

Compliance with and changes in environmental, health and safety laws regulating the operation of the Company’s business could increase the costs of producing  products and expose the Company to environmental claims.

The Company’s business is subject to numerous state and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes.  Violations of such laws and regulations can lead to substantial fines and penalties.  Also, there are costs associated with compliance with these laws and regulations and risks of additional costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by the Company and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.  For example, the Company’s leased Clarksville, Arkansas facility is contaminated as a result of historical industrial operations at such facility and is the subject of a Consent Order from the Arkansas Department of Environmental Quality.  The Company may be subject to liability, including liability for remediation costs, relating to the contamination of this facility.  The owners of this facility have agreed to indemnify the Company for certain environmental liabilities relating to this facility.  There can be no assurance that the owners will perform under this environmental indemnity obligation, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Moreover, future developments, such as changes in laws and regulations or the enforcement thereof, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause the Company to incur substantial losses or expenditures.  Although the Company believes it is materially compliant with all applicable current laws and regulations, any new or modified laws or regulations, or the discovery of any currently unknown non-compliance or contamination, could increase the cost of producing products, thereby adversely impacting the Company’s business, financial condition and results of operations.

Labor shortages and increased labor costs could negatively impact the Company’s business.

A shortage of skilled labor or experienced sales personnel could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect the Company’s operating margins.  In the event that the Company experiences a shortage of experienced labor or qualified sales personnel or are unable to train the necessary amount of skilled laborers, there could be an adverse impact on the Company’s labor productivity and costs and its ability to expand production and therefore have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, if any part of the Company’s work force becomes unionized, its business, financial condition and results of operations could be materially adversely affected.

The Company relies on information technology systems to manage numerous aspects of its business and a disruption of these systems could adversely affect the Company’s business.

The Company’s information technology systems is an integral part of its business and a serious disruption to information technology systems could significantly limit the Company’s ability to manage and operate its business efficiently, which in turn could materially adversely impact the Company’s business, financial condition and results of operations.  The Company depends on information technology systems for scheduling, sales order entry, purchasing, materials management, accounting and production functions.  The Company’s information technology systems also allow it to ship products to customers on a timely basis, maintain cost-effective operations and provide a high level of customer service.  Some of the information technology systems are not fully redundant, and the Company’s disaster recovery planning does not account for all eventualities.

Loss of third-party transportation providers upon whom the Company depends or conditions negatively affecting the transportation industry could increase costs or cause a disruption in operations.

The Company depends upon third-party transportation providers for delivery of products to customers.  Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, increases in fuel prices and weather conditions, could increase the Company’s costs and disrupt operations and the ability to service customers on a timely basis.

The failure to enforce and maintain the Company’s intellectual property rights could adversely affect the ability to maintain brand awareness.

The Company has registered the names Rath Micro Weld®, Gibson Tube®, Micro-Weld® and GTC® with the United States Patent and Trademark Office.  However, the trademarks could be imitated in ways that the Company cannot prevent.  In addition, the Company relies on trade secrets, proprietary know-how and concepts.  Methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to the Company’s trade secrets, know-how and concepts.

Moreover, the Company may face claims of misappropriation or infringement of third parties’ rights that could interfere with its use of proprietary know-how, concepts, or trade secrets.  Defending these claims may be costly and, if unsuccessful, may prevent the Company from continuing to use this proprietary information in the future and may result in a judgment for monetary damages.

The Company may make acquisitions, which present additional risks.

Part of the Company’s growth strategy includes pursuing acquisitions.  On August 15, 2006, the Company acquired all of the outstanding equity interests of Greenville.  The Company cannot assure you that it will be able to consummate acquisitions in the future on acceptable terms, if at all.  In addition, the Company cannot assure you that the integration any future acquisitions will be successful or that the anticipated strategic benefits of any future acquisitions will be realized.  Acquisitions may involve a number of special risks, including, but not limited to:

▪

adverse short-term effects on the Company’s reported operating results;

▪

diversion of management’s attention;

▪

difficulties assimilating and integrating the operations of the acquired company with the Company; and

▪

unanticipated liabilities or contingencies relating to the acquired company.

The Company depends on the services of key executives, the loss of whom could materially harm its business.

Some of the Company’s senior executives are important to the Company’s success because they have been instrumental in setting strategic direction, operating the business, identifying, recruiting and training key personnel, and identifying expansion opportunities.  Losing the services of any of these individuals could adversely affect the Company’s business, until a suitable replacement could be found.  The Company does not maintain key-man life insurance on any of its senior executives.

Our controlling stockholder may take actions that conflict with your interests.

Affiliates of Castle Harlan control the power to elect the Company’s directors, to appoint members of management and to approve all actions requiring the approval of the holders of the Company’s common stock, including adopting amendments to the certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of the Company’s assets.  The interests of the Company’s controlling stockholder could conflict with your interests.  For example, if the Company encounters financial difficulties or are unable to pay its debts as they mature, the interests of the Company’s controlling stockholder as a holder of equity might conflict with your interests as a holder of the Senior Notes.  The Company’s controlling stockholder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you, as holders of the Senior Notes.

The requirements of complying with Section 404 of the Sarbanes-Oxley Act may strain the Company’s resources and distract management.

The Sarbanes-Oxley Act will require that the Company maintain and certify that it has effective disclosure controls and procedures and internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver the following: (i) a report that assesses the effectiveness of the Company’s internal control over financial reporting starting with the fiscal 2008 Annual Report on Form 10-K and (ii) an attestation report from the auditors on management's assessment of and operating effectiveness of such internal control starting with the fiscal 2009 Annual Report on Form 10-K.  In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance with Section 404 of the Sarbanes-Oxley Act.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.  The Company might not be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act when it becomes applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company manufactures its products at the Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas facilities.  The following table sets forth additional information concerning these facilities:

		Approximate
		Square		Annual		Owned/	Lease
Location	Purpose	Footage	Acres	Rent		Leased	Expiration

Janesville,	Manufacturing/	277,000	6	$878,900	(1)	Leased	December 31,
Wisconsin	Distribution/Executive						2026
	Offices

North	Manufacturing/	255,000	20	1,122,000		Leased	October 31,
Branch,	Distribution/Executive						2009
New Jersey	Offices

Clarksville,	Manufacturing/	110,000	36.9	110,000		Leased	June 30, 2011
Arkansas	Distribution

(1)

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/ distribution and executive office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4.9 million for this facility and agreed to lease this facility from AGNL, as described below.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

Concurrently with the Sale-Leaseback Transaction, the Company’s leased warehouse facility, also located in Janesville, Wisconsin, was acquired by AGNL.  The existing lease on the warehouse facility was terminated and the Company and AGNL entered into a lease relating to both of the Company’s Janesville, Wisconsin facilities.  This lease has an initial 20-year term with quarterly rent payments of $219,725, adjusted annually to reflect increases in a consumer price index agreed upon by the parties to be used for such purpose.  This lease contains two, 10-year renewal options.  This lease also requires the Company to pay property taxes, insurance and maintenance costs in addition to the rent payments described above.

Item 3. Legal Proceedings.

The Company’s leased Clarksville, Arkansas facility is contaminated as a result of historical industrial operations at such facility and is the subject of a Consent Order from the Arkansas Department of Environmental Quality.  The Company may be subject to liability, including liability for remediation costs, relating to the contamination of this facility.  The owners of this facility have agreed to indemnify the Company for certain environmental liabilities relating to this facility.  The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company’s common stock.  All of the 100 outstanding shares of common stock are held by RGCH Corp.  The Company has not declared a dividend on its common stock.  The Company is generally restricted from paying dividends by certain of the Revolving Credit Facility covenants and the indenture pursuant to which the Senior Notes were issued.  However, the Company may pay dividends in the future if it is permitted to do so under these debt covenants.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

Due to the acquisition of the Company by RGCH Corp. on February 7, 2006, as mentioned in the “Transactions” section included under Item 1 of this Annual Report on Form 10-K, and the related effects of the various financing transactions and different capital structure, the consolidated financial data for periods prior to February 7, 2006 will not necessarily be comparable to periods subsequent to such date.  The Company’s consolidated financial data is separated between “Successor” and “Predecessor” to reflect its results and consolidated financial position before and after the Acquisition.  The results for fiscal 2007 include the Company’s results through February 7, 2006 (Predecessor) and after the Acquisition (Successor).

Selected Consolidated Financial Data

(Dollars and feet shipped in thousands)

	Successor	Predecessor
	Period	Period
	February 8,	February 1,
	2006 through	2006 through	Fiscal Years Ended January 31,
	January 31,	February 7,
	2007	2006	2006	2005	2004	2003

Statement of Operations Data:
Net sales	$289,842	$4,020	$209,409	$164,915	$109,357	$102,887
Cost of goods sold	231,463	3,067	161,186	123,949	81,571	78,121
Gross profit	58,379	953	48,223	40,966	27,786	24,766

Operating expenses:
Selling, general and administrative	19,859	7,346	14,882	14,571	12,553	10,596
Amortization	13,406	11	577	552	520	521
	33,265	7,357	15,459	15,123	13,073	11,117
Income (loss) from operations	25,114	(6,404)	32,764	25,843	14,713	13,649

Interest expense	25,580	336	16,838	13,882	14,551	15,226

Income (loss) before income taxes,
minority interest in loss of
subsidiary and cumulative effect
of change in accounting principle	(466)	(6,740)	15,926	11,961	162	(1,577)

Income tax expense (benefit)	(333)	(2,663)	7,629	4,164	545	391

Income (loss) before minority
interest in loss of subsidiary and
cumulative effect of change in
accounting principle	(133)	(4,077)	8,297	7,797	(383)	(1,968)

Minority interest in loss of subsidiary	-	-	-	-	-	(144)

Cumulative effect of change in accounting
principle - goodwill transitional
impairment charge (1)	-	-	-	-	-	56,100
Net income (loss)	$(133)	$(4,077)	$8,297	$7,797	$(383)	$(57,924)

Balance Sheet Data:
Cash	$5,631	$3,228	$2,842	$1,415	$1,188	$488
Property, plant and equipment, net	44,150	27,116	26,717	27,026	25,199	25,944
Total assets	412,276	216,888	179,491	164,421	145,077	142,761
Total long-term debt	228,295	206,980	169,419	171,443	154,453	164,277
Stockholders’ equity (deficiency)	68,154	(33,419)	(29,342)	(42,533)	(50,329)	(49,946)

Statement of Cash Flow Data:
Cash provided by (used in) operating
activities	$14,396	$(3,036)	$8,947	$(8,668)	$15,038	$(13,504)
Cash used in investing activities	(35,914)	(498)	(6,486)	(7,169)	(4,239)	(5,097)
Cash provided by (used in) financing
activities	23,921	3,920	(1,034)	16,064	(10,100)	15,686

Financial and Other Data:
Adjusted EBITDA(2)	$47,920	$857	$38,630	$31,466	$20,044	$18,353
Capital expenditures	6,273	498	4,680	7,169	4,239	5,097
Depreciation and amortization	18,658	110	5,866	5,624	5,331	4,704
Ratio of earnings to fixed charges(3)	0.98	(17.32)	1.92	1.82	1.01	0.90

Industry Specific Performance Data:
Feet shipped	142,299	2,290	124,959	113,738	101,594	93,904
Gross profit/feet shipped	$0.41	$0.42	$0.39	$0.36	$0.27	$0.26
Adjusted EBITDA(2)/feet shipped	0.34	0.37	0.31	0.28	0.20	0.20

(1)

Represents goodwill impairment charge recorded in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in fiscal 2003.

(2)

As used herein, “Adjusted EBITDA” represents net income (loss) plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; (iv) minority interest; (v) change in accounting principle; and (vi) other expenses associated with the Acquisition and Greenville Acquisition as shown below (in thousands):

	Successor	Predecessor
	Period	Period
	February 8,	February 1,
	2006 through	2006 through	Fiscal Years Ended January 31,
	January 31,	February 7,
	2007	2006	2006	2005	2004	2003

Net income (loss)	$(133)	$(4,077)	$8,297	$7,796	$(383)	$(57,924)
Income tax expense (benefit)	(333)	(2,663)	7,629	4,164	545	391
Interest expense	25,580	336	16,838	13,882	14,551	15,226
Depreciation and amortization	18,658	110	5,866	5,624	5,331	4,704
Minority interest	-	-	-	-	-	(144)
Change in accounting principle	-	-	-	-	-	56,100
EBITDA	43,772	(6,294)	38,630	31,466	20,044	18,353
Extinguishment of deferred
debt expenses	-	535	-	-	-	-
Write-up of inventory	4,148	-	-	-	-	-
Compensation expense	-	6,616	-	-	-	-
Adjusted EBITDA	$47,920	$857	$38,630	$31,466	$20,044	$18,353

The Company has included information concerning Adjusted EBITDA in this Annual Report on Form 10-K because the Company believes that such information is used by certain investors, securities analysts and others as one measure of performance and historical ability to service debt.  In addition, the Company uses Adjusted EBITDA when interpreting operating trends and results of operations of the business.  Executive compensation is based, in part, on the Company’s Adjusted EBITDA performance measured against targets.  Adjusted EBITDA is also widely used by the Company and others in the industry to evaluate proposed capital expenditures and to evaluate and to price potential acquisition candidates.  Adjusted EBITDA is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure and should not be considered as an alternative to, or more meaningful than, income from operations, cash flows from operations or other traditional indications of a company’s operating performance or liquidity.

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

(3)

In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges.  Fixed charges consist of interest expense including the amortization of deferred financing costs, amortization of discounts and one-third of rent expense that the Company believes to be representative of the interest factored in those rentals.  Fixed charges exceeded earnings by $6,740 and $1,577 in the period February 1, 2006 through February 7, 2006 and fiscal 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with the consolidated financial statements, including the notes thereto, contained herein and the Company’s prospectus filed with the SEC on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act.  See the discussion of Successor and Predecessor under “Selected Financial Data”.  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

Executive Summary

The Company is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

The Company’s highlights for fiscal 2007 include the following:

▪

the consummation of the Transactions, consisting of the sale of all of the Company’s outstanding equity interests, options and phantom rights on February 7, 2006; concurrently, the issuance of $200.0 million of Senior Notes and the establishment of a new, five-year, $50.0 million Revolving Credit Facility;

▪

the Greenville Acquisition on August 15, 2006; concurrently, the amendment of the Revolving Credit Facility to $60.0 million to finance this acquisition;

▪

increase in net sales of 40.3% to $293.9 million in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007, as compared to $209.4 million in fiscal 2006;

▪

increase in cash flows from operations of 27.0% to $11.4 million in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007, as compared to $8.9 million in fiscal 2006; and

▪

Adjusted EBITDA increase of 26.3% to $48.8 million in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007, as compared to $38.6 million in fiscal 2006.

The following table sets forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Total*	Successor	Predecessor		Predecessor		Predecessor
		Period	Period
		February 8,	February 1,
		2006 through	2006 through
	Fiscal	January 31,	February 7,	%	Fiscal	%	Fiscal
	2007	2007	2006	Change	2006	Change	2005

Net sales	100.0%	100.0%	100.0%	40.3%	100.0%	27.0%	100.0%
Cost of goods sold	79.8	79.9	76.3	45.5	77.0	30.0	75.2
Gross profit	20.2	20.1	23.7	23.0	23.0	17.7	24.8

Operating expenses:
Selling, general and
administrative	9.3	6.9	182.7	82.8	7.1	2.1	8.8
Amortization	4.6	4.6	0.3	**	0.3	4.5	0.3
	13.9	11.5	183.0	162.8	7.4	2.2	9.1
Income (loss) from
operations	6.3	8.6	(159.3)	(42.9)	15.6	26.8	15.7

Interest expense	8.8	8.8	8.4	53.9	8.0	21.3	8.4

Income (loss) before
income taxes	(2.5)	(0.2)	(167.7)	(145.2)	7.6	33.1	7.3

Income tax expense
(benefit)	(1.0)	(0.1)	(66.2)	(139.3)	3.6	83.2	2.5
Net income (loss)	(1.5)%	(0.1)%	(101.5)%	(150.7)	4.0%	6.4	4.8%

*

Used for comparative purposes.

**

Not meaningful.

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

Overall demand for stainless steel, specialty alloy and titanium tubing products has been robust for the last several years.  Driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications, the Company has experienced growth in volume of sales as follows:

	Fiscal Years Ended January 31,
	2007	2006	2005

Feet shipped (millions)	144.6	125.0	113.7

Stainless steel price index*	167.9	126.4	131.3

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through increases in the cost of raw materials to customers, significant increases can lead customers to temporarily delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant increases in the cost of raw materials such as nickel, molybdenum and titanium over the last several years.  In products containing nickel and titanium, the Company has experienced softness, particularly in the first half of fiscal 2007, as customers depleted existing inventories and assessed whether the rapid rise in price levels will continue.

In the fall of fiscal 2006, storms in the U.S. gulf coast area damaged oil industry assets and disrupted a very strong first half of fiscal 2006 pressure coil products market.  Shipments of these products slowed through the first quarter of fiscal 2007 and have only returned to historical levels in recent months.

Demand for high-purity products, serving food, beverage and pharmaceutical applications, declined in fiscal 2005 as end-market customers reduced capital spending plans.  Shipments in the first half of fiscal 2006 were flat and sales order inquiries have improved in fiscal 2007 as a number of major capital projects were released.

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

Restatement of Previously Issued Consolidated Financial Statements

During August 2005, the Company determined that the recorded values of certain inventories at one of its manufacturing facilities was overstated at January 31, 2002, 2003, 2004 and 2005 by $1.0 million, $1.0 million, $0.9 million and $2.5 million, respectively.  Such overstatement of inventories was the result of capitalizing inappropriate amounts of labor and overhead costs into inventories at January 31, 2002, 2003, 2004 and 2005 and an inadequate lower of cost or market reserve at January 31, 2005 for on hand inventories scrapped in fiscal 2006.  The restatements had no impact on net sales or cash flow.  Subsequent to the restatement and reissuance of the Company’s consolidated financial statements, management determined that certain state income tax returns for fiscal 2003, 2004 and 2005 were improperly prepared.  As a result, income tax expense originally reported was increased an additional $0.3 million, $0.3 million and $0.4 million in fiscal 2003, 2004 and 2005, respectively.  Interest expense was also increased by $0.1 million in fiscal 2005 from amount originally reported.  The financial data contained in this Annual Report reflect the restatement and reissuance of the fiscal 2004 and 2005 consolidated financial statements and the adjustment of income tax expense.

Periods from February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007 as Compared to Fiscal 2006

Net Sales

Overall - Net sales for the period February 1, 2006 through February 7, 2006 amounted to $4.0 million and net sales for the period February 8, 2006 through January 31, 2007 amounted to $289.9 million, and in total for both periods increased $84.5 million, or 40.3%, as compared to $209.4 in fiscal 2006.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($18.1 million); (ii) increases in the sales volume of heat exchanger, nickel, high purity/electropolished and general commercial products ($38.6 million), offset by decreases in the sales volume of titanium products ($3.7 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($31.6 million).

Total feet shipped during the period February 1, 2006 through February 7, 2006 amounted to 2.3 million feet and total feet shipped during the period February 8, 2006 through January 31, 2007 amounted to 142.3 million feet, and in total for both periods increased by 15.7%, as compared to 125.0 million feet in fiscal 2006.  The increase in total feet shipped in total for fiscal 2007 from fiscal 2006 is primarily due to the acquisition of Greenville and increased sales of chemical/petrochemical processing and general commercial products, partially driven by increased international sales.

Chemical/Petrochemical Processing and Power Generation Products - Sales of chemical/petrochemical processing and power generation products for the period February 1, 2006 through February 7, 2006 amounted to $1.6 million and sales of chemical/petrochemical processing and power generation products for the period February 8, 2006 through January 31, 2007 amounted to $123.7 million, and in total for both periods increased $34.7 million, or 38.4%, as compared to $90.6 million in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($5.5 million); (ii) an increase in the sales volume of heat exchanger and nickel products ($20.8 million), offset by a decrease in the sales volume of titanium products ($3.7 million); and (iii) an increase in the average selling price of heat exchanger and titanium products ($10.8 million).  The increased sales of these products were primarily driven by improved domestic market demand following a period of de-stocking during the second half of fiscal 2006, strong demand for ethanol plant construction and increased international sales.  During periods of high commodity price levels, customers may substitute lighter wall or less sophisticated alloys having shorter useful lives for heavier wall or more sophisticated alloys having longer useful lives.  This substitution has reduced demand for the Company’s specialty alloy products.

Feet shipped of chemical/petrochemical processing and power generation products during the period February 1, 2006 through February 7, 2006 amounted to 1.1 million feet and feet shipped of chemical/petrochemical processing and power generation products during the period February 8, 2006 through January 31, 2007 amounted to 39.1 million feet, and in total for both periods increased by 26.4%, as compared to 31.8 million feet in fiscal 2006.

Energy Products - Sales of energy products for the period February 1, 2006 through February 7, 2006 amounted to $0.5 million and sales of energy products for the period February 8, 2006 through January 31, 2007 amounted to $51.9 million, and in total for both periods increased $9.1 million, or 20.9%, as compared to $43.3 million in fiscal 2006.  This increase in sales was primarily due to (i) an increase in the sales volume of subsea umbilical products ($2.2 million), offset by a decrease in the sales volume of encapsulated wire products ($1.1 million); and (ii) an increase in the average selling price of substantially all of the Company’s energy products ($7.9 million).  The increase in energy products is primarily due to a shift towards higher valued, heavier wall subsea umbilical products and general increases in raw material costs, which are substantially passed through to customers.

Feet shipped of energy products during the period February 1, 2006 through February 7, 2006 amounted to 0.3 million feet and feet shipped of energy products during the period February 8, 2006 through January 31, 2007 amounted to 38.2 million feet, and in total for both periods remained consistent with the 38.6 million feet shipped in fiscal 2006.

Food, Beverage and Pharmaceutical Products - Sales of food, beverage and pharmaceutical products for the period February 1, 2006 through February 7, 2006 amounted to $0.7 million and sales of food, beverage and pharmaceutical products for the period February 8, 2006 through January 31, 2007 amounted to $38.8 million, and in total for both periods increased $10.0 million, or 33.7%, as compared to $29.5 million in fiscal 2006.  This increase in sales was primarily due to (i) the continuing strong demand for higher value, high purity/electropolished products resulting from significant capital project requirements and improved capability to satisfy market demand for short lead times and competitive prices ($7.4 million); and (ii) an increase in the average selling price of high purity/electropolished products ($2.7 million).

Feet shipped of food, beverage and pharmaceuticals products during the period February 1, 2006 through February 7, 2006 amounted to 0.1 million feet and feet shipped of food, beverage and pharmaceuticals products during the period February 8, 2006 through January 31, 2007 amounted to 18.3 million feet, and in total for both periods increased by 3.1%, as compared to 17.8 million feet in fiscal 2006.

General Commercial Products - Sales of general commercial products for the period February 1, 2006 through February 7, 2006 amounted to $1.2 million and sales of general commercial products for the period February 8, 2006 through January 31, 2007 amounted to $75.5 million, and in total for both periods increased $30.7 million, or 66.7%, as compared to $46.0 million in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($10.9 million); (ii) an increase in sales volume due to strong demand for general commercial applications and the Company’s improved capability to satisfy such demand as a result of investments in plant equipment and raw materials ($10.9 million); and (iii) an increase in average selling price ($8.9 million).

Feet shipped of general commercial products during the period February 1, 2006 through February 7, 2006 amounted to 0.8 million feet and feet shipped of general commercial products during the period February 8, 2006 through January 31, 2007 amounted to 46.7 million feet, and in total for both periods increased by 29.2%, as compared to 36.8 million feet in fiscal 2006.

Gross Profit

Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs (which include internal transfer costs).  The Company’s gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  Gross profit for the period February 1, 2006 through February 7, 2006 amounted to $0.9 million and gross profit for the period February 8, 2006 through January 31, 2007 amounted to $58.4 million, and in total increased $11.1 million, or 23.0%, as compared to $48.2 million for fiscal 2006.  Gross profit margin for the period February 1, 2006 through February 7, 2006 amounted to 23.7% and gross profit margin for the period February 8, 2006 through January 31, 2007 amounted to 20.1%, and for both periods amounted to 20.2%, as compared to 23.0% in fiscal 2006.  The decrease in gross profit margin was due to (i) high costs of production relating to heavy wall subsea umbilical products during the first half of fiscal 2007; (ii) the pass through of higher raw material costs to customers on a dollar basis has the effect of reducing gross profit margins; and (iii) a non-recurring, non-cash purchase accounting adjustment of $4.1 million recorded in the period February 8, 2006 through January 31, 2007.  In connection with the Acquisition and Greenville Acquisition and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the acquisition dates, which were $4.1 million greater than their historical cost.  This purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during the period February 8, 2006 through January 31, 2007 as the associated inventories were sold.

Gross profit per foot shipped for the period February 1, 2006 through February 7, 2006 amounted to $.42/foot and gross profit per foot shipped for the period February 8, 2006 through January 31, 2007 amounted to $0.40/foot ($0.44/foot excluding one-time purchase accounting adjustments), and in total for both periods amounted to $0.41/foot ($0.44/foot excluding one-time purchase accounting adjustments), as compared to $0.39/foot for fiscal 2006.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, professional fees, communications, occupancy and insurance expense, legal and professional fees.  Selling, general and administrative expenses for the period February 1, 2006 through February 7, 2006 amounted to $7.3 million and selling, general and administrative expenses for the period February 8, 2006 through January 31, 2007 amounted to $19.9 million, and in total for both periods increased approximately $12.3 million, or 82.8%, as compared to $14.9 million for fiscal 2006.  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.9 million); (ii) the extinguishment of deferred debt expenses of $0.5 million in the period February 1, 2006 through February 7, 2006; (iii) an increase in management fees paid to affiliated entities of $1.6 million; and (iv) the recognition of compensation expense of $6.6 million during the period February 1, 2006 through February 7, 2006 relating to settlement of outstanding stock options, phantom rights and management bonuses recorded in connection with the Acquisition.

Amortization expense for the period February 1, 2006 through February 7, 2006 amounted to less than $0.1 million and amortization expense for the period February 8, 2006 through January 31, 2007 amounted to $13.4 million, and in total for both periods increased by $12.8 million, as compared to $0.6 million for fiscal 2006.  The increase in amortization expense results from the allocations of the Acquisition and Greenville Acquisition purchase prices to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense for the period February 1, 2006 through February 7, 2006 amounted to $0.3 million and interest expense for the period February 8, 2006 through January 31, 2007 amounted to $25.6 million, and in total for both periods increased $9.1 million, or 53.9%, as compared to $16.8 million for fiscal 2006.  The increase in interest expense was due to an increased principal amount of indebtedness and related interest rates established in connection with the Transactions and Greenville Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.8% and 10.2% at January 31, 2007 and January 31, 2006, respectively.

Income Tax Expense (Benefit)

Income tax benefit for the period February 1, 2006 through February 7, 2006 amounted to $2.6 million and income tax benefit for the period February 8, 2006 through January 31, 2007 amounted to $0.4 million, and in total for both periods amounted to an income tax benefit of $3.0 million, compared to an income tax expense of $7.6 million for fiscal 2006.  These tax provisions for the period February 1, 2006 through February 7, 2006 and the period February 8, 2006 through January 31, 2007 reflect effective tax rates of 39.5% and 71.5%, respectively, and for both periods amounted to 41.6%, as compared to 47.9% for fiscal 2006.  The decrease in the effective tax rate was primarily due to settlement of state income tax claims of $0.9 million recorded in fiscal 2006.  The difference between the actual effective tax rates and the U.S. federal statutory rate of 34% is principally due to state income tax provisions and deductions for extra territorial income and domestic production activity.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Overall - For fiscal 2006, net sales increased $44.5 million, or 27.0%, to $209.4 million as compared to $164.9 million in fiscal 2005.  This increase in net sales was primarily the result of increased unit sales volume and a shift to higher value nickel alloy products.  The net sales increase was also due to rising stainless steel prices, which the Company largely passed through to its customers, and a continued strong market for titanium and other higher margin products.

Feet shipped during fiscal 2006 increased by 9.9% to 125.0 million feet from 113.7 million feet in fiscal 2005, due primarily to increased sales of chemical/petrochemical processing and energy products to existing customers, partially driven by increased international sales.

Chemical/Petrochemical Processing and Power Generation Products - For fiscal 2006, sales of chemical/petrochemical processing and power generation products increased $32.0 million, or 54.6%, to $90.6 million as compared to $58.6 million in fiscal 2005.  This increase was primarily the result of increased sales of heat exchanger products ($8.8 million), nickel alloy products ($19.2 million) and titanium products ($4.0 million).  The increase resulted mostly from (i) increased nickel alloy and titanium prices; (ii) increased international sales; and (iii) increased domestic demand for the Company’s products.

Feet shipped of chemical/petrochemical processing and power generation products increased by 20.0% to 31.8 million feet from 26.5 million feet in fiscal 2005.

Energy Products - For fiscal 2006, sales of energy products increased $11.3 million, or 35.3%, to $43.3 million as compared to $32.0 million during fiscal 2005.  This increase was primarily the result of increased shipments of pressure coils ($6.8 million), subsea umbilical products ($2.1 million) and encapsulated wire products ($2.4 million) for use by the energy industry.  The increased sales of these products was primarily driven by increased exploration in the energy industry and increased sales in international markets through specialty distributors.

Feet shipped of energy products increased by 36.9% to 38.6 million feet from 28.2 million feet in fiscal 2005.

Food, Beverage and Pharmaceutical Products - For fiscal 2006, sales of food, beverage and pharmaceutical products decreased $1.1 million, or 3.6%, to $29.5 million as compared to $30.6 million in fiscal 2005.  This decrease was primarily the result of a decrease in sales of high purity and electropolished products ($0.9 million), which was attributable to decreased capital spending by end-market users of these products.

Feet shipped of food, beverage and pharmaceuticals products decreased by 11.9% to 17.8 million feet from 20.2 million feet in fiscal 2005.

General Commercial Products - For fiscal 2006, sales of general commercial products increased $2.3 million, or 5.3%, to $46.0 million as compared to $43.7 million during fiscal 2005.  This increase was primarily the result of increased stainless steel prices and sales of automotive high-performance exhaust products.  These increases were partially offset by decreased sales volumes.

Feet shipped of general commercial products decreased by 5.4% to 36.8 million feet from 38.9 million feet in fiscal 2005.  The decrease in feet shipped was primarily due to the Company’s shift of certain production assets toward its higher margin products.

Gross Profit

Gross profit for fiscal 2006 was $48.2 million, an increase of $7.2 million, or 17.7%, as compared to $41.0 million during fiscal 2005. Overall gross profit margin for fiscal 2006 decreased to 23.0% as compared to 24.8% in fiscal 2005.  The decrease in gross profit margin was due to an increase in raw material costs, partially offset by a mix shift to more energy, titanium and other higher margin products and cost savings from operational improvements, including improved purchasing practices and labor cost reductions.

Gross profit per foot shipped for fiscal 2006 increased to $0.39/foot as compared to $0.36/foot in fiscal 2005.

Operating Expenses

Selling, general and administrative expenses increased approximately $0.3 million, or 2.1%, to $14.9 million in fiscal 2006 from $14.6 million in fiscal 2005.  This increase was primarily due to higher compensation expenses.

Interest Expense

Interest expense increased $2.9 million, or 21.3%, to $16.8 million for fiscal 2006 from $13.9 million for fiscal 2005.  The increase in interest expense was due to increased interest rates related to the Company’s pre-Acquisition revolving credit facility and higher levels of debt outstanding.

Income Tax Expense

Income tax expense increased to $7.6 million (47.9% effective rate) for fiscal 2006 from $4.2 million (34.8% effective rate) for fiscal 2005.  The increase was primarily due to the settlement of prior years state income tax claims ($0.9 million), the absence of reversal of valuation allowances recognized in fiscal 2005 ($0.5 million) and an increase in pre-tax income.

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

Debt and Other Obligations

Concurrently with the closing of the Transactions, and as a condition thereof, the Company entered into the $50.0 million Revolving Credit Facility that matures on February 7, 2011.  Concurrently with the closing of the Greenville Acquisition, the Company entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $60.0 million, subject to borrowing base availability.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at January 31, 2007) or (ii) LIBOR plus 2% (7.39% at January 31, 2007).  At January 31, 2007, the Company had $28.3 million outstanding and $31.7 million available under the Revolving Credit Facility.  The senior secured credit facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2007.

In connection with the Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2007.

The Company has entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement is for an initial term expiring December 31, 2013 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or the Company, RGCH Corp. or RGCH LLC with 90 days notice prior to the expiration of the initial term or any annual renewal.  As compensation for these services to be performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the Acquisition.  In addition, the Company paid Castle Harlan $0.8 million on the date of the closing of the Acquisition for services rendered in connection with the Transactions.  During the period February 8, 2006 through January 31, 2007, $2.0 million was amortized to selling, general and administrative expenses within the consolidated statements of operations.  For services rendered after fiscal 2007, an annual management fee is payable quarterly in advance and equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners).  For any additional equity contributions made by CHP IV or its affiliates (including their limited partners) to any of the Company, RGCH Corp. or RGCH LLC, the Company will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.

The Stock Purchase Agreement entered into in connection with the Acquisition provides for an earnout payment equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the Stock Purchase Agreement) for fiscal 2007 over $45.0 million, up to a maximum earnout payment of $30.0 million.  The Company has accrued at January 31, 2007 an earnout  payment of approximately $2.1 million to be made by the Company in the second quarter of fiscal 2008, which increased goodwill in the accounting for the Acquisition.

Working Capital

At January 31, 2007, the Company had working capital of $65.5 million, increasing from $51.3 million at January 31, 2006.

Cash Flows

Cash increased $0.4 million in the period February 1, 2006 through February 7, 2006 and increased $2.4 million in the period February 8, 2006 through January 31, 2007, and in total for both periods increased $2.8 million, ending the period at $5.6 million.  Cash increased $1.4 million in fiscal 2006, ending the period at $2.8 million.  The increase in the generation of cash during the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007, as compared to fiscal 2006, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $3.0 million for the period February 1, 2006 through February 7, 2006 and generated cash from operating activities of $14.4 million for the period February 8, 2006 through January 31, 2007, and in total for both periods generated cash from operating activities of $11.4 million, as compared to $8.9 million of cash generated from operating activities for fiscal 2006.  The increase in cash flows from operating activities was primarily due to changes in working capital which resulted in a decrease in the use of cash of $3.7 million, net of a $1.2 million decrease in net income adjusted for depreciation and amortization, write-up of inventory, loss on disposal of property, plant and equipment, deferred income taxes and other non-cash operating activities.

The Company generated net cash from operating activities of $8.9 million for fiscal 2006 compared with cash used for operating activities of $8.7 million for fiscal 2005.  The increase in cash flows from operating activities for fiscal 2006 was primarily attributable to increased net income during the period and reduction in interest payable on affiliate debt in fiscal 2005 as a result of a modification of the terms of a promissory note, partially offset by increased working capital needs.

Investing Activities - The Company used cash for investing activities of $0.5 million for the period February 1, 2006 through February 7, 2006 and used cash for investing activities of $35.9 million for the period February 8, 2006 through January 31, 2007, and in total for both periods used cash for investing activities of $36.4 million, as compared to $6.5 million for fiscal 2006.  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted to $0.5 million for the period February 1, 2006 through February 7, 2006 and $6.2 million for the period February 8, 2006 through January 31, 2007, and in total for both periods amounted to $6.7 million, as compared to $4.7 million for fiscal 2006.  The Company expects capital expenditures for fiscal 2008 to be approximately $5.5 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.  In the period February 8, 2006 through January 31, 2007, the Company used cash of $34.6 million, net of cash acquired, to purchase all of the outstanding equity interests of Greenville and received net proceeds of $4.9 million from the Sale-Leaseback Transaction.

The Company used cash for investing activities of $6.5 million for fiscal 2006, compared with $7.2 million for fiscal 2005.  Cash used for investing activities of approximately $1.5 million in each period were primarily due to capital expenditures related to new products and margin enhancement programs and maintenance capital expenditures.  In fiscal 2006, the Company used cash of $1.8 million to purchase certain of the Company’s minority equity interests.

Financing Activities - Financing activities provided cash of $3.9 million in the period February 1, 2006 through February 7, 2006 and provided cash of $23.9 million in the period February 8, 2006 through January 31, 2007, and in total for both periods provided cash of $27.8 million, as compared to a use of cash of $1.0 million for fiscal 2006.  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In the period February 8, 2006 through January 31, 2007,  net principal proceeds from the Revolving Credit Facility of $21.3 million were used primarily to fund the Greenville Acquisition and working capital requirements.  In fiscal 2006, the Company used cash of $1.0 million to repay long-term debt.  In the period February 8, 2006 through January 31, 2007, the Company received $2.6 million related to the working capital adjustment in connection with the Acquisition.

Cash used in financing activities for fiscal 2006 was $1.0 million while cash provided by financing activities for fiscal 2005 was $16.1 million.  These cash flows are due primarily to increases and decreases to our pre-Acquisition revolving credit facility and the repayment of long-term debt.

Contractual Obligations

The following table represents contractual commitments associated with the Company’s debt and other obligations as of January 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving Credit Facility(1)	$36,800	$2,116	$4,232	$30,452	$-
Senior Notes(1)	368,750	22,500	45,000	45,000	256,250
Operating leases	21,832	2,417	4,537	1,914	12,964
Management fee(2)	11,524	1,955	3,909	3,909	1,751
Raw materials(3)	51,443	51,443	-	-	-
Capital expenditures(3)	984	984	-	-	-
Total contractual obligations	$491,333	$81,415	$57,678	$81,275	$270,965

(1)

Includes interest payments for the Revolving Credit Facility and Senior Notes calculated using an interest rate of 7.48% and 11.25%, respectively.

(2)

The Company has entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC, and under what the Company pays Castle Harlan compensation for those services.  See “Liquidity and Capital Resources - Debt and Other Obligations.”

(3)

Represents ordinary course purchase orders.

Off-balance Sheet Arrangements

At January 31, 2007, the Company did not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on the Company’s results of operations or financial condition during the preceding three years.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities at the date of the  consolidated financial statements; (ii) the disclosures of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under circumstances, the results of which form the basis for the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company’s actual results may differ from these estimates under different circumstances or conditions.  If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

The Company believes the following critical accounting policies represent the more significant judgments and estimates used in preparing the consolidated financial statements.  There have been no material changes made to the Company’s critical accounting policies and estimates during the periods presented in the consolidated financial statements.

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

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2007 and 2006, and determined that there was no impairment of goodwill.

The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2007 and determined that there were no impairment of tradenames.  No tradenames existed at January 31, 2006.

Amortizable intangible assets, consisting primarily of customer lists are amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the Acquisition, customer lists were amortized principally over 40 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

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

Revenue Recognition

Revenues are generally recognized when persuasive evidence of a selling arrangement exists, delivery has occurred, the Company’s price to the customer is fixed or determinable and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of product.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2008 by approximately $0.4 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2008.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the related notes and report of the independent registered public accounting firm are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board Member of
RathGibson, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficiency) and of cash flows, present fairly, in all material respects, the financial position of RathGibson, Inc. and subsidiary, (formerly Gibson Tube, Inc.), at January 31, 2005, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for 2005 listed in the accompanying index at Item 15(a), presents fairly, in all material respects, the information therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 (not presented herein), the consolidated statements for the year ended January 31, 2005, have been restated.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

April 4, 2005, except for information
in Note 3 (not presented herein) and

Note 10 which is as of January 9, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board Member of
RathGibson, Inc.

We have audited the accompanying consolidated balance sheets of RathGibson, Inc. and subsidiary (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period February 8, 2006 through January 31, 2007, the period February 1, 2006 through February 7, 2006, and the year ended January 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15 for such periods.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RathGibson, Inc. and subsidiary at January 31, 2007 and 2006, and the results of their operations and their cash flows for the period February 8, 2006 through January 31, 2007, the period February 1, 2006 through February 7, 2006, and the year ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for such periods, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, WI
April 24, 2007

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Balance Sheets

January 31, 2007 and 2006

 (in thousands, except share and per share data)

	Successor	Predecessor
	2007	2006
Assets
Current assets:
Cash	$5,631	$2,842
Accounts receivable, net of reserves of $496 and $650 at January
31, 2007 and 2006, respectively	54,464	33,996
Inventories, net of reserves of $920 and $910 at January
31, 2007 and 2006, respectively	54,397	30,421
Prepaid expenses and other	3,189	1,004
Refundable income taxes	1,028	3,818
Deferred income taxes	1,812	1,618
Total current assets	120,521	73,699

Property, plant and equipment, net	44,150	26,717

Goodwill	134,823	64,217
Other intangible assets, net	103,324	13,952
Deferred financing costs	9,458	906
Total assets	$412,276	$179,491

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Current installments of long-term debt	$-	$1,000
Accounts payable	22,832	12,354
Accrued expenses	29,550	7,876
Income taxes payable	2,684	1,136
Total current liabilities	55,066	22,366

Long-term debt, less current installments	228,295	169,419

Deferred income taxes	60,761	17,048

Stockholders’ equity (deficiency):
Common stock, $.01 par value; 260,000 shares authorized, 100 and
215,462 shares issued and outstanding at January 31, 2007 and
2006, respectively	-	2
Additional paid-in capital	68,287	13,247
Accumulated deficit	(133)	(42,591)
Total stockholders’ equity (deficiency)	68,154	(29,342)
Total liabilities and stockholders’ equity (deficiency)	$412,276	$179,491

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Period February 8, 2006 through January 31, 2007, Period February 1, 2006 through February 7, 2006 and Fiscal Years Ended January 31, 2006 and 2005

 (in thousands)

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Net sales	$289,842	$4,020	$209,409	$164,915
Cost of goods sold	231,463	3,067	161,186	123,949
Gross profit	58,379	953	48,223	40,966

Operating expenses:
Selling, general and administrative	19,859	7,346	14,882	14,571
Amortization	13,406	11	577	552
	33,265	7,357	15,459	15,123
Income (loss) from operations	25,114	(6,404)	32,764	25,843

Interest expense	25,580	336	16,838	13,882
Income (loss) before income
taxes	(466)	(6,740)	15,926	11,961

Income tax expense (benefit)	(333)	(2,663)	7,629	4,164
Net income (loss)	$(133)	$(4,077)	$8,297	$7,797

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Period February 8, 2006 through January 31, 2007, Period February 1, 2006 through February 7, 2006 and Fiscal Years Ended January 31, 2006 and 2005

 (in thousands, except share data)

	Common Stock		Additional		Stockholders’
	Shares		Paid-in	Accumulated	Equity
	Outstanding	Amount	Capital	Deficit	(Deficiency)
Predecessor
Balances, January 31, 2004	$1,000	$-	$8,355	$(58,685)	$(50,330)
Net income	-	-	-	7,797	7,797
Balances, January 31, 2005	1,000	-	8,355	(50,888)	(42,533)
Net income	-	-	-	8,297	8,297
Majority stockholder RMCHI
common stock exchanged	77,777	1	(1)	-	-
Minority interest RMCHI
common stock exchanged	17,579	-	4,894	-	4,894
Issuance of common stock
to majority stockholder	119,106	1	(1)	-	-
Balances, January 31, 2006	215,462	2	13,247	(42,591)	(29,342)
Net loss	-	-	-	(4,077)	(4,077)
Balances, February 7, 2006	215,462	2	13,247	(46,668)	(33,419)

Successor
Net loss	-	-	-	(133)	(133)
Acquisition by RGCH Corp.	(215,362)	(2)	54,253	46,668	100,919
Equity contributions	-	-	560	-	560
Incentive unit expense	-	-	227	-	227
Balances, January 31, 2007	$100	$-	$68,287	$(133)	$68,154

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Period February 8, 2006 through January 31, 2007, Period February 1, 2006 through February 7, 2006 and Fiscal Years Ended January 31, 2006 and 2005

(in thousands)

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005
Cash flows from operating activities:
Net income (loss)	$(133)	$(4,077)	$8,297	$7,797
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	18,658	110	5,866	5,624
Amortization of deferred debt expenses and debt discount	1,489	-	168	521
Extinguishment of deferred debt expenses	-	535	-	-
Write-up of inventory	4,148	-	-	-
Loss on disposal of property, plant and equipment	105		-	270
Deferred income taxes	(4,146)	(2,313)	1,626	2,271
Incentive unit expense	227	-	-	-
Compensation expense – transaction cost	-	54	-	-
Change in assets and liabilities:
Accounts receivable	(14,963)	(1,403)	(2,756)	(8,195)
Inventories	(17,206)	(385)	(3,050)	(9,074)
Other current and non-current assets	509	(66)	(527)	(130)
Accounts payable	6,014	2,088	1,052	6,420
Accrued expenses	15,199	2,771	276	(13,007)
Income taxes	4,495	(350)	(2,005)	(1,165)
Net cash provided by (used in) operating activities	14,396	(3,036)	8,947	(8,668)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,273)	(498)	(4,680)	(7,169)
Proceeds from sale of property, plant and equipment	4,939	-	-	-
Acquisition of minority interest common stock	-	-	(1,806)	-
Cash paid for acquisition, net of cash acquired	(34,580)	-	-	-
Net cash used in investing activities	(35,914)	(498)	(6,486)	(7,169)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	21,315	6,980	-	-
Proceeds from (payments on) old revolving credit facility	-	(30,919)	(34)	12,353
Purchase price adjustment	2,608	-	-	-
Payments to parent company	-	(23,062)	-	-
Proceeds from bonds payable	-	200,000	-	-
Proceeds from long-term debt	-	-	-	5,000
Payments on long-term debt	-	(139,500)	(1,000)	(500)
Payments of financing fees	(562)	(9,579)	-	(789)
Equity contributions	560	-	-	-
Net cash provided by (used in) financing activities	23,921	3,920	(1,034)	16,064

Net increase in cash	2,403	386	1,427	227

Cash at beginning of period	3,228	2,842	1,415	1,188
Cash at end of period	$5,631	$3,228	$2,842	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

(1)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathTM , Gibson Tube® and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RCGH LLC”), an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”), and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “Acquisition”).  The aggregate purchase price was $67,004, including an estimated earnout payment of approximately $2,100 to be made by the Company in the second quarter of fiscal 2008.  The earnout payment is equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the Stock Purchase Agreement) for fiscal 2007 over $45,000, up to a maximum earnout payment of $30,000.  This transaction was financed through a combination of debt and equity.  New 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200,000 were issued in connection with the Acquisition.  In addition, a new five-year, $50,000 senior secured revolving credit facility (“Revolving Credit Facility”) was established and partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the Acquisition was paid in full in conjunction with the Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the Acquisition were surrendered in accordance with the Stock Option Plan and the Phantom Rights Plan and together with other compensatory payments were settled for $6,616 at closing and recorded as selling, general and administrative expenses within the Consolidated Statement of Operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “Transactions.”

The results for the fiscal year ended January 31, 2007 include the Company’s results through February 7, 2006 (“Predecessor”) and after the Acquisition (“Successor”).  As part of the Acquisition, the Company entered into the various financing arrangements described above and, as a result, the Company now has a different capital structure.  Accordingly, the results of operations for periods subsequent to the consummation of the Transactions will not necessarily be comparable to prior periods.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

The following table summarizes the purchase price allocation:

Current assets	$87,191
Property, plant and equipment	43,691
Goodwill	120,079
Other intangible assets	92,800
Other assets	10,334
Total assets acquired	354,095
Current liabilities	(25,838)
Long-term debt	(206,980)
Deferred income tax liability	(54,273)
Total liabilities assumed	(287,091)
Purchase price paid	$67,004

Approximately $33,300 of the goodwill recorded as part of the Acquisition will be deductible for income tax purposes.

Prior to the Acquisition, the consolidated financial statements reflected the accounts of RathGibson, formerly Gibson Tube, Inc. (“Gibson”), and its subsidiary RMC Holding, Inc. and subsidiary (“RMCHI” or “Rath”).  At January 31, 2005, Gibson owned 74.9% of RMCHI.  RMCHI was merged into RathGibson in September 2005.  The Company was wholly owned by Liberty Partners Holding 10, LLC (“Liberty”) at January 31, 2006.

(2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation - All significant intercompany accounts and transactions have been eliminated.

Concentration of Risk - The Company provides credit in the normal course of business to its customers. The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.  A significant amount of the Company’s purchases of production materials are concentrated with five suppliers.  The Company’s primary raw material used in production is steel which is subject to market price fluctuations.  The Company attempts to limit its exposure to price fluctuations by adjusting its selling prices to the Company’s customers on a periodic basis.

The Company has cash deposited in financial institutions in which the balances occasionally exceed the federal government agency (“FDIC”) insured limit of $100,000.  The Company has not experienced any losses on such accounts and management believes it is not exposed to any significant risk.

Fair Value of Financial Instruments - The carrying amounts reported in the Consolidated Balance Sheets for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

The carrying value of the Company’s Revolving Credit Facility approximates fair value because the underlying rate of interest is variable based upon Prime or LIBOR rates and as such, the effective interest rates on the obligations approximate the Company’s current cost of borrowing of similar amounts on similar terms.  At January 31, 2007, the fair value of the Senior Notes approximates $213,000 versus their carrying value of $200,000.

Cash - The Company utilizes controlled disbursement cash accounts which are funded when outstanding checks are presented for payment.  The Company accounts for such outstanding check amounts by reporting them as accounts payable in its Consolidated Balance Sheets and including the change in such amounts in cash flows from operating activities in its Consolidated Statements of Cash Flows.

Accounts Receivable - Accounts receivables consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined using standard costs which approximate actual costs based on the first-in, first-out (FIFO) method.

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets (37-40 years for buildings and structures, 3-12 years for machinery and equipment and office equipment, furniture and other).  Leasehold improvements are amortized using the straight-line method over the terms of the respective leases.  Maintenance and repairs are charged to expense, while major renewals and improvements are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in current operations.

Impairment of Long-Lived Assets - The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  The Company recognized no impairment losses during the period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006, and fiscal years ended January 31, 2006 and 2005.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Goodwill and Other Intangible Assets - Goodwill is not amortized.  The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2007 and 2006, and determined that there was no impairment of goodwill.

Tradenames are not amortized.  The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2007 and determined that there were no impairment of tradenames.  No tradenames existed at January 31, 2006.

Amortizable intangible assets, consisting primarily of customer lists are amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the Acquisition, customer lists were amortized principally over 40 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

Deferred Financing Costs - Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement.  Amortization of deferred financing costs is classified as interest expense in the Consolidated Statements of Operations.

Income Taxes - RathGibson and its qualifying subsidiary are included in the Federal income tax return and certain state income tax returns of RGCH Corp.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with RGCH Corp., and payments for Federal and certain state income taxes are made to RGCH Corp.  Deferred income taxes are provided using the liability method, whereby deferred income taxes are recognized for temporary differences between the reported amounts of assets and liabilities herein and their income tax basis and for net operating loss and tax credit carryforwards.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Deferred income tax assets and liabilities are computed using the income tax rates in effect in the years in which the temporary differences are expected to reverse.

Revenue Recognition - Revenues is generally recognized when persuasive evidence of a selling arrangement exists, delivery has occurred, the Company’s price to the customer is fixed or determinable, and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of product.

Shipping and Handling Costs - Shipping and handling fees billed are reflected in net sales and shipping and handling costs are reflected in cost of goods sold.

Cost of Goods Sold - Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs (which include internal transfer costs).

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Selling, General and Administrative Expense - Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, professional fees, communications, occupancy and insurance expense, legal and professional fees.

Stock-Based Compensation - On February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method.  SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of operations over the requisite service period.  The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was issued in October 1995.  Under SFAS 123R, the Company recognizes the fair value of stock options granted as an expense within its Consolidated Statements of Operations using the straight-line method.

Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Historically, awards granted have not been material.  The expense under APB 25 was not materially different from the SFAS 123 calculation.

Comprehensive Income - Comprehensive income (loss) in all years herein is equal to the net income (loss) for the same year.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations for fiscal 2008.

(4)

BUSINESS COMBINATIONS

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37,316 in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, while delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from the amended Revolving Credit Facility (Note 9), which was increased to $60,000 in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the consolidated financial statements since the date of such acquisition.

The following table summarizes the purchase price allocation:

Current assets	$12,004
Machinery and equipment	4,482
Goodwill	14,744
Other intangible assets	16,300
Total assets acquired	47,530
Current liabilities	(4,547)
Deferred income tax liability	(8,403)
Total liabilities assumed	(12,950)
Purchase price paid, net of cash acquired	$34,580

Approximately $4,600 of the goodwill recorded as part of the Greenville Acquisition will be deductible for income tax purposes.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of RathGibson and Greenville, on a pro forma basis, as though the companies had been combined at February 1, 2005.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Greenville Acquisition had taken place at the beginning of each of the periods presented.  The unaudited pro forma financial information for all periods presented includes the purchase accounting adjustments on historical Greenville inventory, adjustments to depreciation on acquired machinery and equipment, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

The unaudited pro forma financial information for the fiscal year ended January 31, 2007 combines the Predecessor and Successor results for RathGibson for the respective period, which includes the results of Greenville subsequent to the Greenville Acquisition date, and the historical results for Greenville for the six month and fifteen day period ended August 15, 2006.  The unaudited pro forma financial information for the fiscal year ended January 31, 2006 combines the historical results for RathGibson and Greenville for those respective periods.  The following table summarizes the unaudited pro forma financial information for the fiscal years ended January 31:

	2007	2006

Net sales	$311,692	$243,220
Net income (loss)	(3,108)	10,335

(5)

INVENTORIES

Inventories consist of the following at January 31:

	Successor	Predecessor
	2007	2006

Raw materials	$34,326	$15,344
Work in process	3,157	2,674
Finished goods	16,914	12,403
Total inventories	$54,397	$30,421

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following at January 31:

	Successor	Predecessor
	2007	2006

Land and land improvements	$-	$998
Buildings and structures	-	3,357
Leasehold improvements	1,817	3,350
Machinery and equipment	43,559	52,347
Office equipment, furniture and other	1,101	2,897
Construction in progress	2,788	112
	49,265	63,061
Less accumulated depreciation	(5,115)	(36,344)
Total property, plant and equipment, net	$44,150	$26,717

Depreciation expense for the period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006 and fiscal years ended January 31, 2006 and 2005 amounted to $5,252, $99, $5,289 and $5,072, respectively.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/ distribution and executive office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4,939 million for this facility and agreed to lease this facility from AGNL, as described below.  The Company recognized a loss on sale of this facility amounting to $105.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded the excess purchase prices of the Acquisition and Greenville Acquisition over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).  Goodwill of $120,079 and $14,744 has been recorded in connection with the Acquisition and Greenville Acquisition, respectively.  Additional goodwill of $5,297 was recorded during the fiscal year ended January 31, 2006 as a result of the purchase price allocation related to the minority interest “step” purchase transactions (Note 11).  There were no changes in the carrying amount of goodwill during the fiscal year ended January 31, 2005.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, at January 31 are as follows:

	Successor			Predecessor
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$94,500	$5,776	$88,724	$18,602	$4,929	$13,673
Tradenames	14,600	-	14,600	-	-	-
Other	-	-	-	1,017	738	279
Total intangibles	$109,100	$5,776	$103,324	$19,619	$5,667	$13,952

The Company recorded intangible assets, other than goodwill, of $92,800 and $16,300 in connection with the Acquisition and Greenville Acquisition, respectively (Notes 1 and 4).  The gross carrying value of customer lists was increased by $2,000 during the fiscal year ended January 31, 2006 as a result of the minority interest “step” purchase transaction (Note 11).

The Company also recorded backlog of $7,330 and $300 in connection with the Acquisition and Greenville Acquisition, respectively.  These amounts were fully amortized in the fiscal year ended January 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Amortization expense consists of the following:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Intangibles	$5,776	$11	$577	$552
Backlog	7,630	-	-	-
Total amortization expense	$13,406	$11	$577	$552

The estimated future amortization expense of intangible assets at January 31, 2007 is as follows:

Fiscal years ending January 31,
2008	$6,300
2009	6,300
2010	6,300
2011	6,300
2012	6,300

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following at January 31:

	Successor	Predecessor
	2007	2006

Accrued compensation	$6,041	$4,151
Interest payable	10,626	365
Due to seller	7,512	-
Other	5,371	3,360
Total accrued expenses	$29,550	$7,876

At January 31, 2007, amounts due to seller primarily represent estimated federal and state income taxes and associated professional fees related to periods prior to the Acquisition of $5,412 and an earnout payment of approximately $2,100 (Note 1).

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows at January 31:

	Successor	Predecessor
	2007	2006

Revolving Credit Facility	$28,295	$30,919
Senior Notes	200,000	-
Term loan payable	-	3,500
Notes payable to related party	-	136,000
Long-term debt	228,295	170,419
Less current installments	-	(1,000)
Long-term debt, less current installments	$228,295	$169,419

Concurrently with the closing of the Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and paid the existing revolving debt outstanding.  Concurrently with the closing of the Greenville Acquisition, RathGibson entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $60,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of the amendment.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at January 31, 2007) or (ii) LIBOR plus 2% (7.39% at January 31, 2007).  At January 31, 2007, the Company had $31,705 available under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are collateralized by all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at January 31, 2007.

In connection with the Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2007.

The old revolving credit facility, term loan payable and notes payable to related party were paid in full on February 7, 2006 in connection with the Acquisition (Note 1).

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Aggregate scheduled maturities of long-term debt at January 31, 2007 are as follows:

Fiscal Years Ending January 31,
2008	$-
2009	-
2010	-
2011	-
2012	28,295
Thereafter	200,000
$228,295

(10)

INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Current	$3,813	$(350)	$6,003	$1,893
Deferred	(4,146)	(2,313)	1,626	2,271
Total income tax expense (benefit)	$(333)	$(2,663)	$7,629	$4,164

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Income tax expense (benefit) differs from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Income taxes at U.S. statutory rate	$(158)	$(2,292)	$5,415	$4,067
Change in valuation allowance	-		-	(550)
State income taxes, net of federal tax benefit	(134)	(549)	1,099	975
Prior year state income tax settlement	-	-	954	-
Extra territorial income deduction and
domestic production activity deduction	(245)	-	(309)	(233)
Prior year change in estimate for extra
territorial income deduction and other
adjustments	-	-	382	-
Non-deductible incentive unit expense	77	-	-	-
Non deductible expenses and other	127	178	88	(95)
Total income tax expense (benefit)	$(333)	$(2,663)	$7,629	$4,164

The valuation allowance was eliminated in the fiscal year ended January 31, 2005 due to the expected utilization of certain state tax credits for which a valuation reserve was previously recorded.  During the fiscal year ended January 31, 2006, the Company paid $954 in state income tax to settle a state income tax claim for a prior year adjustment.

Significant components of the Company’s net deferred income taxes are as follows at January 31:

	Successor	Predecessor
	2007	2006

Deferred income tax assets:
Inventories	$147	$1,053
Accrued expenses and reserves	926	564
Net operating tax loss carryforwards	288	1
Total gross deferred income tax assets	1,361	1,618

Deferred income tax liabilities:
Property, plant and equipment	(10,393)	(3,750)
Intangibles	(49,917)	(13,298)
Total gross deferred income tax liabilities	(60,310)	(17,048)
Net deferred income tax liability	$(58,949)	$(15,430)

Classification of net deferred income tax liability in Consolidated Balance Sheets:
Current net deferred income tax asset	$1,812	$1,618
Non-current net deferred income tax liability	(60,761)	(17,048)
	$(58,949)	$(15,430)

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

The Company has not recorded a valuation allowance as of January 31, 2007 and 2006.  The Company has approximately $3,600 of state net operating tax loss carryforwards generated in a separate filing state which will expire in fiscal 2021.

(11)

STOCKHOLDERS’ EQUITY

In September 2005, all outstanding shares of RMCHI common stock (95,356.25 shares) were exchanged on a one-for-one basis for shares of RathGibson common stock.  Shares of common stock owned by the minority stockholders of RMCHI (17,579 shares), which were exchanged for RathGibson common stock were valued at $4,894, which value was allocated to property, plant and equipment, goodwill and other intangible assets.  The purchase price for the acquisition of minority interest has been allocated as follows:

Property, plant and equipment	$300
Goodwill	5,297
Other intangible assets	2,000
Deferred income tax liability	(897)
6,700
Cash paid	1,806
Minority interest	$4,894

In February 2005, RMCHI purchased a total of 8,491.5 shares of its common stock for $1,806 from two former executives.  This transaction is considered a “step” purchase transaction and accordingly the $1,806 has been recorded as a fair value adjustment (increase) in the value of the property, plant and equipment, intangible assets, and goodwill in the fiscal year ended January 31, 2006.

(12)

EQUITY BASED COMPENSATION

Successor - RGCH LLC has allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units vest based on the following:  (i) 25% vest on certain specified periods of continuing employment; (ii) 35% vest on the achievement of certain performance-based targets to be established annually by the board of directors; and (iii) 40% vest upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV.  Vesting of units may be accelerated upon a change of control.

79,295 incentive units were granted during the period February 8, 2006 through January 31, 2007.  No incentive units were granted during the period February 1, 2006 through February 7, 2006 and the fiscal years ended January 31, 2006 and 2005.  No incentive units were vested at January 31, 2007.

Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $227 for the period February 8, 2006 through January 31, 2007.  No incentive unit expense was recognized during the period February 1, 2006 through February 7, 2006 and the fiscal years ended January 31, 2006 and 2005.  At January 31, 2007, total unrecognized incentive unit cost was approximately $404, which is expected to be recognized over a weighted-average remaining period of approximately 3 years.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Predecessor - In connection with the Acquisition, all stock options and phantom rights were surrendered in accordance with the Stock Option Plan and the Phantom Rights Plan.  Compensation expense related to the stock options, phantom rights and management bonuses totaled $6,616 and was recorded as selling, general and administrative expense in the period February 1, 2006 through February 7, 2006 and paid on February 7, 2006.  No compensation expense related to stock options and phantom rights were recorded in the fiscal year ended January 31, 2006.  Compensation expense related to stock options and phantom rights for the fiscal year ended January 31, 2005 was $178.

(13)

COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain facilities and equipment under various non-cancelable operating lease agreements.  Certain leases contain renewal options for periods of up to ten years, exercisable at the Company’s option; require payment of property taxes, insurance and maintenance costs in addition to the rent payments; and contain either scheduled rent increases or increases based on a cost of living index.  Minimum lease payments are recognized on a straight-line basis over the minimum lease term.  The difference between rent expense calculated using the straight-line method and minimum rent paid is recorded as a deferred rent liability, which is included in other accrued expenses in the Consolidated Balance Sheets.  It is anticipated that expiring leases will be renewed or replaced.

Concurrently with the Sale-Leaseback Transaction described in Note 6, the Company’s leased warehouse facility, also located in Janesville, Wisconsin, was acquired by AGNL.  The existing lease on the warehouse facility was terminated and the Company and AGNL entered into a lease relating to both of the Company’s Janesville, Wisconsin facilities.  This lease has an initial 20-year term with quarterly rent payments of $220, adjusted annually to reflect increases in a consumer price index agreed upon by the parties to be used for such purpose.  This lease contains two, 10-year renewal options.  This lease also requires the Company to pay property taxes, insurance and maintenance costs in addition to the rent payments described above.

Rental expense, which relates principally to the facility leases, for all operating leases was approximately $1,788, $95, $1,650 and $1,553 for the period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006 and the fiscal years ended January 31, 2006 and 2005, respectively.

Future minimum lease payments required under long-term non-cancelable operating leases in effect at January 31, 2007 is as follows:

Fiscal Years Ending January 31,
2008	$2,417
2009	2,419
2010	2,118
2011	989
2012	925
Thereafter	12,964
$21,832

Litigation - The Company is a party to litigation matters and claims, which are normal in the course of its operations.  While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flows.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

(14)

RETIREMENT PLANS

The Company sponsors 401(k) profit sharing plans that cover substantially all employees.  Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements.  Participants may make voluntary, pre-tax contributions through salary deferrals to the plans.  The Company may make discretionary contributions to such plans.  The Company recorded expense of $1,137, $907 and $832 for the period February 8, 2006 through January 31, 2007,  and the fiscal years ended January 31, 2006 and 2005, respectively.  No expenses was recorded for the period February 1, 2006 through February 7, 2006.

(15)

MANAGEMENT FEES

The Company has entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement is for an initial term expiring December 31, 2013 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or the Company, RGCH Corp. or RGCH LLC with 90 days notice prior to the expiration of the initial term or any annual renewal.  In the period February 8, 2006 through January 31, 2007, the Company recorded an expense of $1,965 under this management agreement, which is reported as a component of selling, general and administrative expense.

In fiscal 2006 and 2005, the Company recorded an expense of $325 to a company affiliated with certain of its stockholders and $50 to certain stockholders for advisory services provided throughout each year.  Management fees are reported as a component of selling, general and administrative expense.

(16)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Cash paid (refunded) during the period for:
Interest	$13,830	$501	$17,622	$28,724
Income taxes	(680)	-	8,149	3,066

Non-cash financing activities:
Exchange of minority shares for common
stock of the Company	-	-	4,894	-

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

(17)

SEGMENT REPORTING

Business Segments - The Company operates in primarily one business, which is the manufacturing of stainless, nickel and duplex alloy custom tubing.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment is the same as those described in the Summary of Significant Accounting Policies (Note 2).  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.

Information about each segment (after elimination of intercompany sales) is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period February 8, 2006 through January 31, 2007:
Chemical/petrochemical processing and power
generation products	$108,767	$9,420	$5,514	$123,701
Energy products	-	50,746	1,095	51,841
Food, beverage and pharmaceutical products	34,757	3,555	510	38,822
General commercial products	41,034	23,502	10,942	75,478
Total net sales	184,558	87,223	18,061	289,842
Income from operations	19,228	1,593	4,293	25,114
Interest expense (income)	25,627	-	(47)	25,580
Income tax expense (benefit)	(1,865)	-	1,532	(333)
Net income (loss)	(4,534)	1,593	2,808	(133)
Depreciation and amortization	9,562	8,101	995	18,658
Capital expenditures	3,628	2,565	80	6,273

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2006 through February 7, 2006:
Chemical/petrochemical processing and power
generation products	$1,653	$-	$-	$1,653
Energy products	-	515	-	515
Food, beverage and pharmaceutical products	671	5	-	676
General commercial products	999	177	-	1,176
Total net sales	3,323	697	-	4,020
Income (loss) from operations	(6,708)	304	-	(6,404)
Interest expense	197	139	-	336
Income tax benefit	(2,663)	-	-	(2,663)
Net income (loss)	(4,242)	165	-	(4,077)
Depreciation and amortization	48	62	-	110
Capital expenditures	483	15	-	498

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Fiscal Year Ended January 31, 2006:
Chemical/petrochemical processing and power
generation products	$81,859	$8,715	$-	$90,574
Energy products	-	43,299	-	43,299
Food, beverage and pharmaceutical products	25,823	3,727	-	29,550
General commercial products	30,826	15,160	-	45,986
Total net sales	138,508	70,901	-	209,409
Income from operations	20,019	12,745	-	32,764
Interest expense	10,521	6,317	-	16,838
Income tax expense	4,455	3,174	-	7,629
Net income	5,043	3,254	-	8,297
Depreciation and amortization	2,392	3,474	-	5,866
Capital expenditures	650	4,030	-	4,680

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Fiscal Year Ended January 31, 2005:
Chemical/petrochemical processing and power
generation products	$53,943	$4,650	$-	$58,593
Energy products	-	31,984	-	31,984
Food, beverage and pharmaceutical products	26,734	3,900	-	30,634
General commercial products	25,974	17,730	-	43,704
Total net sales	106,651	58,264	-	164,915
Income from operations	19,169	6,674	-	25,843
Interest expense	8,937	4,945	-	13,882
Income tax expense	2,168	1,996	-	4,164
Net income	6,456	1,341	-	7,797
Depreciation and amortization	3,265	2,359	-	5,624
Capital expenditures	4,544	2,625	-	7,169

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

The following table presents segment identifiable asset information at January 31:

	Successor	Predecessor
	2007	2006
Total assets:
Wisconsin	$387,129	$83,528
New Jersey	127,529	107,665
Intercompany eliminations	(112,995)	(11,702)
	401,663	179,491
Arkansas	54,203	-
Intercompany eliminations	(43,590)	-
Total assets	$412,276	$179,491

The following table presents segment goodwill information at January 31:

	Successor	Predecessor
	2007	2006
Goodwill:
Wisconsin	$77,529	$14,552
New Jersey	42,550	49,665
Arkansas	14,744	-
Total assets	$134,823	$64,217

Geographic Segments - Geographic information about the Company’s net sales is summarized as follows:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

United States	$268,452	$3,974	$195,128	$154,470
Other countries	21,390	46	14,281	10,445
Total net sales	$289,842	$4,020	$209,409	$164,915

All assets of the Company are located within the United States.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Major Customers - Net sales to individual customers representing 10% or more of the Company’s net sales are summarized as follows:

	Successor	Predecessor
	Period	Period
	February 8,	February 1,	Fiscal Years Ended
	2006 through	2006 through	January 31,
	January 31,	February 7,
	2007	2006	2006	2005

Customer A	11%	4%	15%	13%
Customer B	9	1	10	8
	20%	5%	25%	21%

(18)

QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended January 31:

	Predecessor	Successor
	2007
	Period	Period
	February 1,	February 8,
	2006 through	2006 through
	February 7,	April 30,	2nd	3rd	4th
	2006	2006	Quarter	Quarter	Quarter (1)	Total

Net sales	$4,020	$54,701	$64,188	$77,738	$93,215	$293,862
Gross profit	953	9,354	14,131	17,391	17,503	59,332
Income (loss) from
operations	(6,404)	3,180	8,058	10,307	3,569	18,710
Net income (loss)	(4,077)	(1,457)	1,012	2,194	(1,882)	(4,210)

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

	Predecessor
	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (2)	Total

Net sales	$54,634	$54,699	$51,413	$48,663	$209,409
Gross profit	14,152	13,943	13,860	6,268	48,223
Income from operations	10,153	9,977	8,654	3,980	32,764
Net income (loss)	3,821	3,880	1,792	(1,196)	8,297

(1)

The fourth quarter of fiscal 2007 was negatively impacted by $7,439 due to the finalization of the purchase accounting related to both the Acquisition and Greenville Acquisition.   The Company made the following adjustments in the fourth quarter of fiscal 2007:

a.

Increase in write-up of inventory - $1,741; and

b.

Increase in amortization of backlog - $5,740.

(2)

The fourth quarter of fiscal 2006 includes an increase to depreciation for $752 due to a change in the estimated useful life of leasehold improvements.

(19)

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

The following supplemental guarantor financial information presents:  (i) a consolidating balance sheet at January 31, 2007; (ii) a consolidating statement of operations for the period February 8, 2006 through January 31, 2007; and (iii) a consolidating statement of cash flows for the period February 8, 2006 through January 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

 Consolidating Balance Sheet

January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$5,426	$205	$-	$5,631
Accounts receivable, net	49,657	4,807	-	54,464
Intercompany account and note receivable	26	3,884	(3,910)	-
Inventories	44,882	9,515	-	54,397
Prepaid expenses and other	2,455	734	-	3,189
Refundable income taxes	584	-	444	1,028
Deferred income taxes	1,665	147	-	1,812
Total current assets	104,695	19,292	(3,466)	120,521

Property, plant and equipment, net	39,840	4,310	-	44,150

Goodwill	120,079	14,744	-	134,823
Other intangible assets, net	87,467	15,857	-	103,324
Deferred financing costs	9,458	-	-	9,458
Investment in subsidiary	40,124	-	(40,124)	-
Total assets	$401,663	$54,203	$(43,590)	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$20,768	$2,064	$-	$22,832
Intercompany account and note payable	3,884	26	(3,910)	-
Accrued expenses	27,482	2,068	-	29,550
Income taxes payable	449	1,791	444	2,684
Total current liabilities	52,583	5,949	(3,466)	55,066

Long-term debt, less current installments	228,295	-	-	228,295

Deferred income taxes	52,631	8,130	-	60,761

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	68,287	35,215	(35,215)	68,287
Retained earnings (accumulated deficit)	(133)	2,808	(2,808)	(133)
Total stockholder’s equity	68,154	38,024	(38,024)	68,154
Total liabilities and stockholder’s equity	$401,663	$54,203	$(43,590)	$412,276

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

Consolidating Statement of Operations

For the Period February 8, 2006 through January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$271,926	$18,061	$(145)	$289,842
Cost of goods sold	220,485	11,123	(145)	231,463
Gross profit	51,441	6,938	-	58,379

Operating expenses:
Selling, general and administrative	17,957	1,902	-	19,859
Amortization	12,663	743	-	13,406
	30,620	2,645	-	33,265
Income from operations	20,821	4,293	-	25,114

Interest expense (income)	25,627	(47)	-	25,580
Income (loss) before equity in earnings of
subsidiary and income taxes	(4,806)	4,340	-	(466)

Equity in earnings of subsidiary	(2,808)	-	2,808	-
Income (loss) before income taxes	(1,998)	4,340	2,808	(466)

Income tax expense (benefit)	(1,865)	1,532	-	(333)
Net income (loss)	$(133)	$2,808	$2,808	$(133)

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007, 2006 and 2005

 (in thousands, except share data)

 Consolidating Statement of Cash Flows

For the Period February 8, 2006 through January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(133)	$2,808	$(2,808)	$(133)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	17,663	995	-	18,658
Amortization of deferred debt expenses and debt discount	1,489	-	-	1,489
Write-up of inventory	3,934	214	-	4,148
Loss on disposal of property, plant and equipment	105	-	-	105
Deferred income taxes	(3,597)	(549)	-	(4,146)
Incentive unit expense	227	-	-	227
Equity in earnings of subsidiary	(2,808)	-	2,808	-
Change in assets and liabilities:
Accounts receivable	(14,258)	(705)	-	(14,963)
Intercompany account receivable and payable	(26)	26	-	-
Inventories	(14,516)	(2,690)	-	(17,206)
Other current and non-current assets	551	(42)	-	509
Accounts payable	5,875	139	-	6,014
Accrued expenses	15,560	(361)	-	15,199
Income taxes	2,897	1,598	-	4,495
Net cash provided by operating activities	12,963	1,433	-	14,396

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,193)	(80)	-	(6,273)
Proceeds from sale of property, plant and equipment	4,939	-	-	4,939
Intercompany note receivable	-	(3,884)	3,884	-
Cash paid for acquisition, net of cash acquired	(37,316)	-	2,736	(34,580)
Net cash used in investing activities	(38,570)	(3,964)	6,620	(35,914)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	21,315	-	-	21,315
Purchase price adjustment	2,608	-	-	2,608
Intercompany note payable	3,884	-	(3,884)	-
Payments of financing fees	(562)	-	-	(562)
Equity contributions	560	-	-	560
Net cash provided by financing activities	27,805	-	(3,884)	23,921

Net increase (decrease) in cash	2,198	(2,531)	2,736	2,403

Cash at beginning of period	3,228	2,736	(2,736)	3,228
Cash at end of period	$5,426	$205	$-	$5,631

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There have not been any changes in the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding the Company’s board of directors, the board of directors of RGCH Corp. and the board of directors of RGCH LLC.  Each of the individuals has served as a member of the applicable board of directors since the dates indicated below in their biographical data.

Name	Age	Position

Harley B. Kaplan	53	President and Chief Executive Officer of RathGibson and of
		Greenville; Member of Company’s board of directors, the board of
		directors of Greenville, the board of directors of RGCH Corp.
		and the board of directors of RGCH LLC

John K. Castle	66	Member of the board of directors of RGCH LLC

William M. Pruellage	33	Member of the board of directors of RGCH Corp. and the board of
		directors of RGCH LLC

John Morningstar	30	Member of the board of directors of RGCH Corp. and the board of
		directors of RGCH LLC

Samuel Urcis	72	Member of the board of directors of RGCH LLC

Frank Spinola	62	Member of the board of directors of RGCH LLC

Harley B. Kaplan joined the Company in September 2003 as President of Rath and was promoted to President and Chief Executive Officer of RathGibson in 2005.  Mr. Kaplan has been a member of the Company’s board of directors since September 2004, became a member of the board of directors of RGCH Corp. and RGCH LLC upon the consummation of the Acquisition and became President and Chief Executive Officer and a director of Greenville upon the consummation of the Greenville Acquisition.  Mr. Kaplan was a Group Executive at IDEX Corporation from March 2002 through April 2003, and served as President and CEO of Wells Lamont Corporation from April 2001 through March 2002. Mr. Kaplan’s prior experience also includes President of Koehler-Bright Star, Inc. and President of Lighting Systems Division at Goodrich.  In addition, Mr. Kaplan worked for Berkshire Hathaway Corporation’s Scott Fetzer Manufacturing Group for nine years.  Mr. Kaplan received a B.S. in Engineering and a B.A. in Accounting from the University of Cincinnati.

John K. Castle is a member of RGCH LLC’s board of directors. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan.  Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms.  He also served as a director of the Equitable Life Assurance Society of the U.S.  Mr. Castle is a board member of CHAAS Holdings LLC (the parent of Advanced Accessory Holdings Corporation, which is a parent of CHAAS Acquisitions LLC), CHATT Holdings LLC (an indirect parent of ATT Holding Co., which is the parent of Ames True Temper, Inc.), Morton’s Restaurant Group, Inc., Horizon Lines, Inc. and P&MC’s Holding LLC, an indirect parent of Perkins & Marie Callender’s Inc.  Mr. Castle has also been elected to serve as a Life Member of the Corporation of the Massachusetts Institute of Technology.  He has served for 22 years as a Trustee of New York Medical College, including 11 of those years as Chairman of the Board.  He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates.  He is also a member of The New York Presbyterian Hospital Board of Trustees.  Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his M.B.A. as a Baker Scholar with High Distinction from Harvard and two Honorary Doctorate degrees of Humane Letters.

William M. Pruellage is a member of the board of directors of RGCH Corp. and RGCH LLC.  Mr. Pruellage is a Managing Director of Castle Harlan.  Mr. Pruellage is also a board member of Universal Compression, Inc., CHAAS Holdings LLC (the parent of Advanced Accessory Holdings Corporation, which is a parent of CHAAS Acquisitions LLC), CHATT Holdings LLC (an indirect parent of ATT Holding Co., which is the parent of Ames True Temper, Inc.) and P&MC’s Holding LLC, an indirect parent of Perkins & Marie Callender’s Inc.  Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers & Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers.  Mr. Pruellage is a Summa Cum Laude graduate of Georgetown University.

John Morningstar is a member of the board of directors of RGCH Corp. and RGCH LLC.  Mr. Morningstar is a Managing Director of Castle Harlan.  Mr. Morningstar is also a board member of APEI Holding Corporation (the indirect parent of Associated Packaging Technologies, Inc), CHATT Holdings LLC (an indirect parent of ATT Holding Co., which is the parent of Ames True Temper, Inc.) and Polypipe Building Products Ltd.  Prior to joining Castle Harlan in July 2000, Mr. Morningstar worked in the Retail Investment Banking department of Merrill Lynch & Co., where he assisted clients with corporate finance matters and strategic mergers.  Mr. Morningstar graduated from the University of Virginia with a major in Finance and holds an M.B.A. from the Wharton School of the University of Pennsylvania.

Samuel Urcis is a member of RGCH LLC’s board of directors.  Mr. Urcis is an investor and advisor in the energy field.  From 1982 to 2000 he was a General Partner of Alpha Partners, a venture capital firm which he co-founded.  From 1979 to 1982, and since 1997, Mr. Urcis has been an investor and advisor in the energy field, primarily in the oilfield services and equipment sector.  From 1972 to 1979, Mr. Urcis was with Geosource Inc., a diversified services and equipment company, which he conceptualized and co-founded.  Mr. Urcis served in the capacity of Chief Operating Officer and Vice President of Corporate Development for Geosource, Inc.  From 1955 to 1972, Mr. Urcis served in various technical and management capacities at Rockwell International, Hughes Aircraft, Aerolab Development Company and Sandberg-Serrell Corporation.  Mr. Urcis has served as a Director of the Glaucoma Research Foundation, as a Trustee of the Monterey Institute of International Studies and currently is on the Board of Governors and Audit Committee of the Cedars-Sinai Health Center.  Mr. Urcis served on the board of directors of Universal Compression Holdings, Inc. from February 1998 to April 2006.

Frank M. Spinola is a member of the RGCH LLC’s board of directors.  Mr. Spinola’s prior experience includes serving as President and Chief Executive Officer of INDSPEC Chemical Corp., a specialty chemicals producer, from 1988 to 1999. Mr. Spinola worked for Occidental Chemical Corp. as an Executive Vice President from 1996 to 1999 and for Koppers Co. in various production and management roles from 1966 to 1988.  He has served on the Boards of INDSPEC Chemical Corp., Three Rivers Medical Corp. and Castle Rubber Co.  At the present time, Mr. Spinola provides consulting services to the chemical industry and financial investment community.  He received a B.S. in Chemical Engineering from the University of Massachusetts and an M.B.A. from the University of Chicago.

Executive Officers

The following table sets forth certain information regarding the Company’s senior management.  Each of the individuals has served as an employee of the Company since the dates indicated below in their biographical data.

Name	Age	Position

Barry C. Nuss	54	Chief Financial Officer of RathGibson and Greenville

C. Michel Griffith, Jr.	59	Vice President Sales, RathGibson

David G. Pudelsky	59	Vice President, Sales and Market Development of RathGibson

Nicholas K. Cray	49	Vice President and General Manager - Janesville

Jeffrey J. Nelb	49	Vice President and General Manager - North Branch

Harry R. Holstead	56	Vice President and General Manager - Greenville

Barry Nuss joined the Company in April 2006 as Chief Financial Officer of RathGibson and became Chief Financial Officer of Greenville upon the consummation of the Greenville Acquisition.  Mr. Nuss’ prior experience includes Senior Vice President and Chief Financial Officer of Metallurg, Inc. from 2002 to 2006 and Vice President Finance and Chief Financial Officer from 1994 to 2002, Vice President Finance of Shieldalloy Metallurgical Corporation (a subsidiary of Metallurg, Inc.) from 1988 to 1993 and Controller, North American Operations, for Metallurg, Inc. from 1983 to 1987.  Prior to this, Mr. Nuss served as Divisional Controller for Cabot Mineral Resources from 1981 to 1983 and Senior Auditor at Deloitte, Haskins & Sells (now Deloitte & Touche LLP) from 1976 to 1981.  Mr. Nuss received a B.S. in Accounting at Farleigh Dickinson University.

C. Michel Griffith, Jr. joined the Company in 1987 as a National Sales Manager and was promoted to Vice President, Marketing in 1991.  In January 2005, Mr. Griffith became the Vice President Sales, responsible for straight length products.  Prior to joining the Company, Mr. Griffith was Marketing Director for Allegheny Ludlum Corporation.  Mr. Griffith received a B.A. from Pennsylvania State University.

David G. Pudelsky joined the Company in 2001 as the Vice President, Sales and Marketing for the North Branch, New Jersey facility.  In May 2005, Mr. Pudelsky became Vice President, Sales and Market Development.  Mr. Pudelsky’s prior experience includes Vice President of Commercial Products at J&L Specialty Steel Corporation, Marketing Director of Sheet Products at Allegheny Ludlum Corporation and Stainless Steel and Strip Product Manager at the Crucible Stainless Division of Colt Industries.  Mr. Pudelsky received a B.S. in Marketing and an M.B.A in Marketing and Finance from Bradley University.

Nicholas K. Cray joined the Company in 2004 as the Vice President of Operations for the Janesville, Wisconsin facility and became Vice President and General Manager - Janesville in December 2005.  From 2002 to 2004, Mr. Cray was Vice President of Operations at R.S. Owens & Company and from 2001 to 2002, Mr. Cray was Director of Technology of Reinforced Plastics at Werner Company.  Mr. Cray received a B.S. and M.S. in Mechanical Engineering from the Illinois Institute of Technology and an M.B.A. from Northwestern University.

Jeffrey J.  Nelb joined the Company in September 2006 as Vice President and General Manager - North Branch.  From 2003 to 2006, Mr. Nelb was Vice President, North American Operations for Dyno Nobel Inc, from 1997 to 2003, Mr. Nelb was Commercial Products Manager at The Ensign-Bickford Company and from 1993 to 1997, Mr. Nelb was Corporate Controller for The Ensign-Bickford Company.  Mr. Nelb received an A.B. in Economics from Dartmouth College and M.B.A. from the University of Michigan.

Harry R. (“Reggie”) Holstead joined the Company as Vice President and General Manager - Greenville upon the consummation of the Greenville Acquisition.  He has been Greenville’s plant manager for more than 15 years.  Additionally, Mr. Hostead has a background in human resources.  Prior to joining Greenville, he held various management positions at Coca-Cola, Litton Industries and Sherwin-Williams.

Audit Committee

The audit committee of RGCH LLC functions as the Company’s audit committee.  The audit committee consists of Messrs. Morningstar (Chairman), Pruellage and Spinola.

Audit Committee Financial Expert

Neither the Company’s board of directors nor the board of directors of RGCH LLC has determined that any of the members of the RGCH audit committee is a financial expert.

Code of Ethics

The Company does not have a code of ethics, but will consider in fiscal 2008, whether adopting a code of ethics is appropriate.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

RGCH LLC’s compensation committee has the responsibility for establishing, monitoring and implementing the Company’s compensation program.  The Company’s compensation program for the executives officers named in the Summary Compensation Table (“Executives”), is specifically designed to attract, retain, motivate and appropriately reward talented executives who can contribute significantly to the Company’s financial growth and success.  Base salary and incentive bonus payments are determined and paid annually and are designed to award current performance.  Incentive unit awards in RGCH LLC are designed to reward longer term performance.  The goal of the compensation committee is to motivate Executives through the Company’s compensation program to build value for stockholders over the long term.

Objectives of Compensation Program

The compensation program’s primary objective is to increase stockholder value.  The compensation program attempts to achieve this goal by compensating Executives in a way to reinforce decisions and actions that will drive long-term sustainable growth.

What the Company’s Compensation Program is Designed to Reward

The compensation committee focuses on long-term goals of the business and designs reward programs that recognize business achievements it believes are likely to promote sustainable growth.  The compensation committee believes compensation programs should reward Executives who take actions that are best for the long-term performance of the Company while delivering annual operating results.

The compensation committee combines this approach with an integrated performance management process that includes strategies, business planning, metrics, management routines, individual performance and rewards in order to closely link rewards to the interests of stockholders.  The compensation committee does take into consideration external market practices.

Management provides recommendations to the compensation committee regarding most compensation matters, including executive and director compensation.  However, the compensation committee does not delegate any of its functions to others in setting compensation.  The Company does not currently engage any consultant related to executive and/or director compensation matters.

Executive Compensation Components

The principal components of compensation for the Executives are:

▪

base salary;

▪

performance-based cash incentive compensation; and

▪

long-term equity incentive compensation;

Base Salary

Base salaries are important in attracting Executives and provide a secure base of cash compensation.  Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices.

Salary planning begins with a percentage guideline for increases, based on the rate of increase in the Consumer Price Index for Urban Wage earners and Clerical Workers, as complied by the U.S. Bureau of Labor Statistics for the preceding year, which is adjusted up or down for individual performance based on recommendations from the Mr. Kaplan, the Company’s President and Chief Executive Officer.  The guidelines are set after considering competitive market data, affordability and current salary levels, as appropriate.  At the end of the year, Mr. Kaplan evaluates each Executive’s performance in light of the individual objectives.  Base salary compensates each Executive for the primary responsibilities of his/her position and is set at levels the Company believes enables it to attract and retain talent.  The compensation committee relies to a large extent on Mr. Kaplan’s evaluations of each Executive’s performance.

Performance-Based Cash Incentive Compensation

The annual incentive bonus payments are paid in cash.  Actual awards are based on financial and individual performance.

Financial Performance - Financial performance is determined at the end of the year based on business results versus preset annual financial performance goals and the Company’s strategic performance initiatives.  Depending on the Executive’s responsibilities, performance is set and measured at the corporate level or a combination of corporate or operating level, as appropriate.

Individual Performance - Individual performance is determined based on his or her preset objectives.  The compensation committee may also take into account additional considerations that it deems fundamental.

Using these guidelines, the compensation committee evaluates the performance of each of the Company’s Executives.  Based on such evaluations, the compensation committee determines the annual incentive bonus payment for Mr. Kaplan and approves the recommendations of Mr. Kaplan regarding bonus awards for other Executives, in each case based on individual performance consistent with the Company’s general compensation philosophy.

Long-term Equity Incentive Compensation

The long-term equity incentive that the compensation committee employs is the equity incentive plan consisting of common equity interests of RGCH LLC, in the form of Class B units, for issuance to members of the management, consultants and members of the board of directors of the Company, RGCH Corp. and RGCH LLC.  The Class B units are subject to vesting based on a combination of specified periods of continuing employment, performance-based targets established by the compensation committee or RGCH LLC’s board of directors and upon the occurrence of a change of control or a public equity offering given the achievement of certain target internal rates of return on CHP IV’s investment in the Company.  The long-term equity incentive compensation is intended to motivate the Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of the stockholders.  This is a significant portion of the total compensation package of the Executives and is an important retention tool.

Compensation for the Named Executives Officers

During fiscal 2007, the Executives were party to employment agreements with the Company governing the terms of their compensation.  Pursuant to the agreement, annual bonus award amounts are the responsibility of the compensation committee under a plan established by the Company and approved by the board of directors.  The targets for the bonus awards are based on EBITDA, Working Capital and Personal Objectives.

In early fiscal 2006, the compensation committee and board of directors reviewed Mr. Kaplan’s goals for fiscal 2007.  In February 2007, the compensation committee reviewed Mr. Kaplan’s performance against those goals using actual fiscal 2007 results and the other criteria in the employment agreement and decided on Mr. Kaplan’s performance-based incentive.

The compensation committee reviewed and approved Mr. Kaplan’s recommendations for the other Executives’ performance-based incentive.

Compensation Committee Report

The compensation committee oversees the Company’s executive compensation program on behalf of the board of directors.  In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with Company management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.  Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

John K. Castle
John Morningstar
Samuel Urcis

Summary Compensation Table

The following table sets forth the Company’s information regarding compensation for the last three fiscal years awarded to, earned by, or paid to the Company’s chief executive officer and its five other most highly compensated executive officers (“Named Executive Officers”) at the end of fiscal 2007, excluding any pre-acquisition equity based compensation and bonuses payable upon the consummation of the Acquisition:

				All
				Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation		Total

Harley B. Kaplan	2007	$424,000	$451,000	$62,407	(2)	$937,407
Chief Executive Officer and President	2006	400,000	440,000	75,984	(2)	915,984
(Principal Executive Officer)	2005	338,462	358,333	52,524	(2)	749,319

Barry C. Nuss(3)	2007	216,827	250,000	130,455	(4)	597,282
Chief Financial Officer
(Principal Financial Officer)

C. Michel Griffith, Jr.	2007	241,500	241,500	18,058	(5)	501,058
Vice President Sales	2006	230,000	236,500	14,883	(5)	481,383
	2005	215,000	215,000	12,832	(5)	442,832

David G. Pudelsky	2007	236,087	150,000	29,900	(6)	415,987
Vice President, Sales and Market Development	2006	219,270	236,500	27,338	(6)	483,108
	2005	189,540	135,195	30,314	(6)	355,049

Nicholas K. Cray	2007	215,000	200,000	10,224	(7)	425,224
Vice President and General Manager - Janesville	2006	168,846	186,083	11,873	(7)	366,802
	2005	160,668	150,000	104,699	(7)	415,367

Jeffrey J. Nelb(8)	2007	98,769	100,000	86,182	(9)	284,951
Vice President and General Manager - North
Branch

(1)

Bonus amounts presented are reported for the fiscal year in which they are earned, though they may have been paid in the following fiscal year.

(2)

All other compensation for Mr. Kaplan is comprised of the following: in fiscal 2007,  $10,224 of contributions made by the Company under a 401(k) profit sharing plan, $43,420 for a housing allowance and $8,763 in compensation for eligible dependents participating in the Company’s college reimbursement scholarship program; in fiscal 2006, $9,674 of contributions made by the Company under a 401(k) profit sharing plan, $38,813 for relocation costs and a housing allowance, $22,288 for eligible dependents participating in the Company’s college reimbursement scholarship program and $5,209 for country club membership dues; and in fiscal 2005, $33,700 for relocation costs and a housing allowance, $13,624 for eligible dependents participating in the Company’s college reimbursement scholarship program and $5,200 for country club membership dues.

(3)

Mr. Nuss joined the Company in April 2006 at a base annual salary of $275,000.

(4)

All other compensation for Mr. Nuss in fiscal 2007 is comprised of relocation costs.

(5)

All other compensation for Mr. Griffith is comprised of the following: in fiscal 2007, $10,224 of contributions made by the Company under a 401(k) profit sharing plan and $7,834 for country club membership dues; in fiscal 2006, $9,674 of contributions made by the Company under a 401(k) profit sharing plan and $5,209 for country club membership dues; and in fiscal 2005, $7,632 of contributions made by the Company under a 401(k) profit sharing plan and $5,200 for country club membership due.

(6)

All other compensation for Mr. Pudelsky is comprised of the following: in fiscal 2007, $11,000 of contributions made by the Company under a 401(k) profit sharing plan and $18,900 for country club membership dues; in fiscal 2006, $10,500 of contributions made by the Company under a 401(k) profit sharing plan and $16,838 for country club membership dues; and in fiscal 2005, $10,250 of contributions made by the Company under a 401(k) profit sharing plan and $20,064 for country club membership due.

(7)

All other compensation for Mr. Cray is comprised of the following: in fiscal 2007, $10,224 of contributions made by the Company under a 401(k) profit sharing plan; in fiscal 2006, $9,674 of contributions made by the Company under a 401(k) profit sharing plan and $2,199 of relocation costs; and in fiscal 2005, $104,699 of relocation costs.

(8)

Mr. Nelb joined the Company in September 2006 at a base annual salary of $240,000.

(9)

All other compensation for Mr. Nelb in fiscal 2007 is comprised of a signing bonus.

Grants of Plan-Based Awards

The following table provides information concerning grants of equity incentive awards to the Company’s Named Executive Officers in fiscal 2007.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
					Grant Date
					Fair Value
	Grant				of Stock
Name	Date	Threshold	Target	Maximum	Awards(2)

Harley B. Kaplan	February 7, 2006	6,454	25,817	25,817	$199,762

Barry C. Nuss	April 17, 2006	1,844	7,376	7,376	61,418

C. Michael Griffith, Jr.	February 7, 2006	1,844	7,376	7,376	57,075

David G. Pudelsky	March 3, 2006	1,844	7,376	7,376	56,438

Nicholas K. Cray	March 3, 2006	1,844	7,376	7,376	56,438

Jeffrey J. Nelb	September 28, 2006	1,383	5,532	5,532	50,157

(1)

The threshold amount represents the number of units that vest based on specified periods of continuing employment, generally 5 years.  The remaining units vest if annual performance targets, established by the compensation committee or RGCH LLC’s board of directors, are achieved or if a change in control or a public equity offering occurs given the achievement of certain target internal rates of return on CHP IV’s investment in the Company.

(2)

The grant date fair value was determined in accordance with SFAS No. 123R, “Share-Based Payments.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

On February 7, 2006, the Company entered into an employment agreement with Mr. Kaplan to serve as the president and chief executive officer of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Kaplan’s employment agreement is three years, unless earlier terminated, and will renew for successive one-year terms after that, unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Kaplan receives an initial base salary of $424,000, subject to increase, as determined by the board of directors of the RGCH LLC, and an annual bonus, as determined by the compensation committee of the board of directors of RGCH LLC.  The annual bonus opportunity is expected to be no less favorable than the bonus opportunity provided to Mr. Kaplan under the Company’s pre-Acquisition bonus plan.  Mr. Kaplan is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives, receive the same perquisites as he was entitled to receive as of the date of the Stock Purchase Agreement and receive a gross up payment to account for any incremental tax liability incurred by him with respect to the perquisites.

Upon a termination of Mr. Kaplan’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Kaplan for “good reason,” as defined in the employment agreement, Mr. Kaplan will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation, if any, to the date of termination; continued base salary for 24 months after the date of termination, payable in monthly installments, a prorated bonus for the year of his termination, and continued medical and dental coverage for 24 months after the date of termination.  In the event of a termination of Mr. Kaplan’s employment by the Company for “cause,” by Mr. Kaplan without “good reason,” or due to Mr. Kaplan’s death or disability or election not to renew the term of his employment, Mr. Kaplan would only be entitled to accrued amounts owed to him as of the date of the termination.  In the event of a termination of Mr. Kaplan’s employment due to the Company’s election not to renew the term of his employment, Mr. Kaplan would, additionally, be entitled to receive continued base salary for 12 months after the date of termination, payable in monthly installments.

The agreement contains customary confidentiality, nondisparagement, non-solicitation and no-hire provisions and requires Mr. Kaplan, for 24 months after the date of his termination for any reason, to adhere to non-competition and non-solicitation restrictions.

On April 17, 2006, the Company entered into an employment agreement with Mr. Nuss to serve as the chief financial officer of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Nuss’ employment agreement is two years, unless earlier terminated, and will renew for additional two-year periods unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Nuss receives an initial base salary of $275,000 and an annual bonus of up to 100% of the base salary under a plan established by the Company or the board of directors of RGCH LLC or a committee thereof.  Mr. Nuss is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives.

Upon a termination of Mr. Nuss’ employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Nuss for “good reason,” as defined in the employment agreement, Mr. Nuss will be entitled to the following: continued base salary for 12 months after the date of termination, payable in monthly installments; continued medical and dental coverage for 12 months after the date of termination; his accrued but unpaid base salary and benefits to the date of termination; and accrued and unpaid vacation if any, to the date of termination.  In the event of a termination of Mr. Nuss’ employment by the Company for “cause,” by Mr. Nuss without “good reason,” or due to Mr. Nuss’ death or disability, Mr. Nuss would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.

Mr. Nuss is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

On February 7, 2006, the Company entered into an employment agreement with Mr. Griffith to serve as the vice president sales of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Griffith’s employment agreement is two years, unless earlier terminated, and will renew for successive two-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Griffith receives an initial base salary of $241,500, and an annual bonus, as determined by the compensation committee of the board of directors of RGCH LLC.  Mr. Griffith is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives, receive the same perquisites as he was entitled to receive as of the date of the Stock Purchase Agreement.

Upon a termination of Mr. Griffith’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Griffith for “good reason,” as defined in the employment agreement, Mr. Griffith will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Griffith’s employment by the Company for “cause,” by Mr. Griffith without “good reason,” or due to Mr. Griffith’s death or disability, Mr. Griffith would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.

Mr. Griffith is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

Each of Messrs. Pudelsky, Cray and Nelb is party to an employment agreement under which each is entitled to an initial base salary and an annual bonus of up to 100% of the base salary under a plan established by the Company or the board of directors of RGCH LLC or a committee thereof.  The initial term of these employment agreements is for one year, unless earlier terminated, and will renew for additional one-year periods unless either party provides notice of non-renewal in accordance with the agreement.  Messrs. Pudelsky, Cray and Nelb is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives.

Upon a termination of employment by the Company without “cause,” as defined in the employment agreement, or a termination by the employee for “good reason,” as defined in the employment agreement, the employee will be entitled to the following: continued base salary for 12 months after the date of termination, payable in monthly installments; continued medical and dental coverage for 12 months after the date of termination; his accrued but unpaid base salary and benefits to the date of termination; and accrued and unpaid vacation if any, to the date of termination.  In the event of a termination of employment by the Company for “cause,” by the employee without “good reason,” or due to an employee’s death or disability, the employee would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.

Each of Messrs. Pudelsky, Cray and Nelb is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

Equity Incentive Units

RGCH LLC has allocated approximately 10% of the common equity interests of RGCH LLC, in the form of Class B Units, as incentive based grants for issuance to members of the Company’s management, consultants and members of the board of directors.

The Class B units are subject to vesting based on a combination of specified periods of continuing employment, performance-based targets established by the compensation committee or RGCH LLC’s board of directors and upon the occurrence of a change of control or a public equity offering given the achievement of certain target internal rates of return on CHP IV’s investment in the Company.  The Class B Units are also subject to a right of repurchase in the event of an employee’s termination of employment with us.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning equity incentive awards for the Company’s Named Executive Officers as of January 31, 2007.

		Equity
	Equity	Incentive
	Incentive	Plan Awards:
	Plan Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Shares, Units	Shares, Units
	or Other Rights	or Other Rights
	That Have	That Have
Name	Not Vested(1)	Not Vested(2)

Harley B. Kaplan	25,817	$2,490,317

Barry C. Nuss	7,376	711,518

C. Michael Griffith, Jr.	7,376	711,518

David G. Pudelsky	7,376	711,518

Nicholas K. Cray	7,376	711,518

Jeffrey J. Nelb	5,532	533,639

(1)

Units are subject to vesting based on a combination of specified periods of continuing employment, performance-based targets established by the compensation committee or RGCH LLC’s board of directors and upon the occurrence of a change of control or a public equity offering given the achievement of certain target internal rates of return on CHP IV’s investment in the Company.

(2)

Market value for the units was determined based on the estimated fair value of the Company (assuming achievement of certain target internal rates of return on CHP IV’s investment in the Company) as of January 31, 2007.

Potential Payments Upon Termination or Change in Control

The table and discussion below discloses the amount of compensation and/or other benefits due to each of the Named Executive Officers: (a) in the event of a change in control, and (b) upon the termination of the Named Executive Officer’s employment, including in connection with a change in control or death or disability.  The amounts shown assume that such change in control occurred on, or that such termination was effective as of, January 31, 2007.  Thus, the amounts shown below include amounts earned through such time and are estimates of the amounts that would be paid out to the Named Executive Officers upon the occurrence of a change in control or their termination, as applicable.  The actual amounts to be paid out can only be determined at the time of a change in control or the Named Executive Officer’s separation from the Company.

	Termination			Election
	Without	Termination		Not to
	Cause or	for Cause		Renew the
	for Good	or Without	Death or	Term of	Change in
Name	Reason	Good Reason	Disability	Employment	Control

Harley B. Kaplan
Salary and vacation	$848,000	$-	$-	$424,000	$-
Medical and dental benefits	17,900	-	-	-	-
Purchase of units(1)(2)(3)	311,515	258	155,887	311,515	2,490,317
Total	$1,177,415	$258	$155,887	$735,515	$2,490,317

Barry C. Nuss
Salary and vacation	$275,000	$-	$-	$-	$-
Medical and dental benefits	8,950	-	-	-	-
Purchase of units(1)(2)(3)	89,004	74	44,539	89,004	711,518
Total	$372,954	$74	$44,539	$89,004	$711,518

C. Michael Griffith, Jr.
Salary and vacation	$260,077	$-	$-	$-	$-
Medical and dental benefits	8,950	-	-	-	-
Purchase of units(1)(2)(3)	89,004	74	44,539	89,004	711,518
Total	$358,031	$74	$44,539	$89,004	$711,518

David G. Pudelsky
Salary and vacation	$231,393	$-	$-	$-	$-
Medical and dental benefits	3,014	-	-	-	-
Purchase of units(1)(2)(3)	89,004	74	44,539	89,004	711,518
Total	$323,411	$74	$44,539	$89,004	$711,518

Nicholas K. Cray
Salary and vacation	$227,404	$-	$-	$-	$-
Medical and dental benefits	8,950	-	-	-	-
Purchase of units(1)(2)(3)	89,004	74	44,539	89,004	711,518
Total	$325,358	$74	$44,539	$89,004	$711,518

Jeffrey J. Nelb
Salary and vacation	$240,000	$-	$-	$-	$-
Medical and dental benefits	8,197	-	-	-	-
Purchase of units(1)(2)(3)	66,753	55	33,404	66,753	533,639
Total	$314,950	$55	$33,404	$66,753	$533,639

(1)

For a termination of employment without cause or by the employee with good reason, 50% of the nonvested units that are subject to specified periods of continuing employment will immediately vest.  For a termination of employment due to death or disability, 25% of the nonvested units that are subject to specified periods of continuing employment will immediately vest.

(2)

For a termination of employment without cause, the purchase price of the vested units shall be the market value as determined in good faith by RGCH LLC’s board of directors.  For a termination of employment for cause, the purchase price of the vested units shall be the lesser of the original purchase price by the Named Executive Officer or market value as determined in good faith by RGCH LLC’s board of directors.  For a termination of employment for any reason, the purchase price of the nonvested units will be the original purchase price paid by the Named Executive Officer.  No units were vested at January 31, 2007.  The original purchase price for all units was $0.01 per unit.

(3)

Market value for the units was determined based on the estimated fair value of the Company (assuming achievement of certain target internal rates of return on CHP IV’s investment in the Company) as of January 31, 2007.

Compensation of Directors

Members of RGCH LLC’s board of directors who are not employees of the Company or Castle Harlan receive a fee of $7,500 for each meeting they attend.  In addition, all members of the Company’s, RGCH Corp.’s and RGCH LLC’s board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they serve and of committees thereof.

The following table sets forth the Company’s information regarding compensation for fiscal 2007 awarded to, earned by, or paid to RGCH LLC’s board of directors at the end of fiscal 2007:

Fees
Earned
or
Paid in
Name	Cash

Samuel Urcis	$22,500

Frank Spinola	22,500

Each of Messrs. Urcis and Spinola hold equity interests in RGCH LLC.  See Item 12 of this Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s issued and outstanding capital stock is held by RGCH Corp.  RGCH Corp. is a direct, wholly- owned subsidiary of RGCH LLC and approximately 96% and 3%, respectively, of the equity interests of RGCH LLC are owned by CHP IV and its affiliates, and certain members of management.

The following table sets forth information with respect to the beneficial ownership of RGCH LLC’s equity interests by:

▪

each person who is known by the Company to beneficially own 5% or more of RGCH LLC’s outstanding equity;

▪

each member of RGCH LLC’s board of directors;

▪

each of the Company’s executive officers named in the table under “Summary Compensation Table;” and

▪

all members of the RGCH LLC’s board of directors and the Company’s executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  Accordingly, the following table does not reflect certain Class B management incentive units that are subject to vesting.  To the Company’s knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted.  The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unitholders.  Holders of Class A and Class B units will also have different rights with respect to distributions.

		Percentage
	Number of	of Total	Number of	Percentage of
	Class A	Class A	Class B	Total Class B
Name and Address of Beneficial Owner	Units	Units (%)	Units	Units (%)

Castle Harlan Partners IV, LP (1)(2)	651,484	95.7%	651,484	95.5%
John K. Castle(1)(3)	651,484	95.7	651,484	95.5
Harley B. Kaplan(1)	8,999	1.3	8,999	1.3
Barry C. Nuss(1)	999	*	999	*
C. Michel Griffith, Jr (1)	4,499	*	4,499	*
David G. Pudelsky (1)	999	*	999	*
Nicholas K. Cray (1)	299	*	299	*
Jeffrey J. Nelb(1)	1,499	*	1,499	*
William M. Pruellage(1)	-	-	-	-
John Morningstar(1)	-	-	-	-
Samuel Urcis(1)	2,499	*	3,999	*
Frank Spinola(1)	499	*	999	*
All directors and executive officers as a group (including
those listed above)	671,776	98.7%	673,776	98.7%

*

Denotes beneficial ownership of less than 1% of the class of units.

(1)

The address for CHP IV and Messrs. Castle, Pruellage and Morningstar is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.  The address for Mr. Kaplan, the Company’s other executive officers named in the table and Messrs. Urcis and Spinola is 2505 Foster Avenue, Janesville, Wisconsin 53547.

(2)

Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV.  CHP IV disclaims beneficial ownership of these units.

(3)

John K. Castle, a member of RGCH LLC’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of RGCH LLC, and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates.  Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Management Agreement

The Company has entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  As compensation for those services, the Company pays to Castle Harlan (i) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the Acquisition by CHP IV and its affiliates (including their limited partners), which was paid in the amount of approximately $2.0 million on the date of the closing of the Acquisition and was amortized to selling, general and administrative expenses within the fiscal 2007 consolidated statements of operations; and (ii) for services rendered after the first full year of the agreement, an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners), or $2.0 million payable quarterly in advance.  Under the management agreement, the Company paid Castle Harlan, for services rendered in connection with the Transactions, a one-time transaction fee on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the Acquisition by CHP IV and its affiliates (including their limited partners) in the amount of approximately $0.8 million.  In addition, if at any time after the closing of the Acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of the Company, RGCH Corp. or RGCH LLC, the Company will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.  The Company will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2013 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or the Company upon 90 days notice prior to the expiration of the initial term or any annual renewal.  The Company also indemnifies the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide the Company, RGCH Corp. or RGCH LLC.  The right to receive such management fees will not be subordinated to the notes in the event of a bankruptcy, insolvency or reorganization and will not be subject to blockage if there is a default under the indenture governing the notes.

Management Equity

In connection with the acquisition, certain members of management, including the Company’s executive officers, made an equity investment in the aggregate amount of approximately $1.6 million in RGCH LLC, through the exchange of shares of the Company’s capital stock held by management.  After the Acquisition, new or promoted members of the Company management purchased equity units of RGCH LLC.

RGCH LLC has allocated approximately 10% of the common equity interests of the RGCH LLC for issuance to members of the Company’s management, consultants and members of the board of directors.  See “Executive Compensation - Equity Incentive Units.”

Related Party Transaction Approval Policy

The Company does not have a policy for the approval of related party transactions, but will consider in fiscal 2008, whether adopting such a policy is appropriate.

Reimbursement and Cooperation Agreement

The Company, RGCH Corp. and CHP IV entered into a reimbursement and cooperation agreement which provides for the Company and RGCH Corp., jointly and severally, to reimburse CHP IV for any payments made by CHP IV pursuant to the earnout, plus interest accruing at a rate of 10% per annum, compounded annually, until payment is due.  The agreement also grants participation and consent rights to CHP IV with respect to the process for determining, and resolving any disputes with the sellers’ representative, with respect to the amount of any earnout payment that may be due under the Stock Purchase Agreement and with respect to any waivers or amendments of, or claims under, the Stock Purchase Agreement relating to such determination.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors appointed the firm of Deloitte & Touch LLP (“D&T”), independent registered public accounting firm, to audit the Company’s books, records and accounts for the fiscal years ended January 31, 2007 and 2006.

The following table presents aggregate fees for professional services billed by D&T to the Company for the fiscal years ended January 31:

	2007	2006

Audit fees(1)	$383,551	$214,939
Audit-related fees(2)	971,475	-
Tax fees	-	-
All other fees	-	-
Total fees	$1,355,026	$214,939

(1)

For fiscal 2007, audit fees consist of fees billed to the Company by D&T for professional services for the audit of the Company’s financial statements filed with the Company’s Annual Report on Form 10-K, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and review of the Company’s registration statement on Form S-4.  For fiscal 2006, audit fees consist of fees billed to the Company by D&T for professional services for the audit of the Company’s financial statements.

(2)

Audit related fees consist of fees billed to the Company by D&T for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements for fiscal 2007.  These services include due diligence procedures in connection with the Acquisition and Greenville Acquisition.

Pre-Approval Policies and Procedures

The Audit Committee approves all services rendered by D&T to the Company and approves all fees paid to D&T.  The audit committee requires that management obtain the prior approval of the audit committee for all audit and permissible non-audit services to be provided by D&T.  The audit committee considers and approves anticipated audit and permissible non-audit services to be provided by D&T during the year and estimated fees.  The audit committee will not approve non-audit engagements that would violate rules of the SEC or impair the independence of D&T.  In fiscal year 2007, the audit committee pre-approved 100% of the services performed by D&T relating to “audit-related fees,” “tax fees” and “all other fees.”

.PART IV

Item 15. Exhibits.

(a)

The following documents are filed as part of this Annual Report on Form 10-K:

(1)

Financial Statements

A list of the consolidated financial statements, related notes and report of independent registered public accounting firm is set forth in Item 8 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts, filed as exhibit 99.1.

(3)

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

1.1**	Purchase Agreement, dated as of February 1, 2006, by and among RathGibson, Inc., Bear, Stearns & Co. Inc. and Wachovia Capital Markets, LLC.
3.1**	Certificate of Incorporation of RathGibson, Inc.

3.2**	Bylaws of RathGibson, Inc.
3.3**	Certificate of Incorporation of Greenville Tube Company.
3.4**	Bylaws of Greenville Tube Company.
4.1**	Indenture dated February 7, 2006 by and among RathGibson, Inc. and The Bank of New York, as Trustee.
4.2**	Form of 11.25% Senior Notes due 2014 (included in Exhibit 4.1).
4.3**	Registration Rights Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., Bear, Stearns & Co. Inc. and Wachovia Capital Markets, LLC.
4.4**	Form of Guarantee (included in Exhibit 4.1).
4.5**	First Supplemental Indenture dated August 15, 2006 by and among RathGibson, Inc., Greenville Tube Company and The Bank of New York, as Trustee.
10.1**

Stock Purchase Agreement, dated as of December 6, 2005, by and among RathGibson, Inc., the individuals and entities listed as ‘‘Sellers’’ on the signature pages attached thereto and RGCH Holdings Corp., as successor to RCCH Holdings LLC.

10.2**

Credit Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., the other persons designated as ‘‘Credit Parties’’ on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.

10.3**	Security Agreement, dated as of February 7, 2006, among RathGibson, Inc. and RGCH Holdings Corp. and General Electric Capital Corporation, individually and in its capacity as Agents for Lenders.
10.4**	Pledge Agreement, dated as of February 7, 2006, between RGCH Holdings Corp. and General Electric Capital Corporation in its capacity as Agent for Lenders.
10.5**	Trademark Security Agreement, dated as of February 7, 2006, by RathGibson, Inc., RGCH Holdings Corp., in favor of General Electric Capital Corporation, in its capacity as Agents for Lenders.
10.6**	Employment Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Harley B. Kaplan.
10.7**	Employment Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and C. Michel Griffith.
10.8**	Management Agreement, dated as of February 7, 2006, by and among Castle Harlan, Inc., RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC.
10.9**	Employment Agreement, dated as of April 17, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Barry Nuss.
10.10**	Reimbursement and Cooperation Agreement dated as of February 6, 2006, by and among RGCH Holdings Corp., RathGibson, Inc. and Castle Harlan Partners IV, L.P.
10.11**

Amendment No. 1 to Credit Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., the other persons designated as "Credit Parties" on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.

10.12**	Stock Purchase Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., Greenville Tube Company and the Sellers named therein.
10.13*	Employment Agreement, dated as of March 3, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and David Pudelsky.
10.14*	Employment Agreement, dated as of March 3, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Nick Cray.
10.15*

Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 22, 2006, by RathGibson, Inc., Leasehold Mortgagor, to General Electric Capital Corporation, as Agent and Leasehold Mortgagee.

10.16*	Lease Agreement, dated December 22, 2006, by and between AGNL RathGibson L.L.C., as Landlord, and RathGibson, Inc., as Tenant.
10.17*	Amended and Restated Employment Agreement, dated as of April 25, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Jeffrey J. Nelb.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiary of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.
23.2*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certifications.
31.2*	Rule 13a-14(a)/15d-14(a) Certifications.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1*	Schedule II - Valuation and Qualifying Accounts - Fiscal Years Ended January 31, 2007, 2006 and 2005.

*   Filed herewith.

** Incorporated herein by reference to an exhibit of the Company’s Registration Statement on Form S-4 (File No. 333-134875).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2007

/s/ Harley B. Kaplan

Harley B. Kaplan
President and Chief Executive Officer
(Authorized Signatory and
Principal Executive Officer)

Date: April 25, 2007

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harley B. Kaplan	President and Chief Executive Officer and Director	April 25, 2007
Harley B. Kaplan