Form 10-Q
period 2007-04-30
RathGibson Inc; Greenville Tube CO
filed 2007-06-11
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At June 11, 2007, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	April 30,	January 31,
	2007	2007
Assets
Current assets:
Cash	$3,849	$5,631
Accounts receivable, net	53,820	54,464
Inventories	62,522	54,397
Prepaid expenses and other	1,571	3,189
Refundable income taxes	816	1,028
Deferred income taxes	1,772	1,812
Total current assets	124,350	120,521

Property, plant and equipment, net	44,689	44,150

Goodwill	134,564	134,823
Other intangible assets, net	101,749	103,324
Deferred financing costs	9,177	9,458
Total assets	$414,529	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$30,257	$22,832
Accrued expenses	18,907	29,550
Income taxes payable	1,603	2,684
Total current liabilities	50,767	55,066

Long-term debt	231,357	228,295

Deferred income taxes	60,761	60,761

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	68,347	68,287
Retained earnings (accumulated deficit)	3,297	(133)
Total stockholder’s equity	71,644	68,154
Total liabilities and stockholder’s equity	$414,529	$412,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor		Predecessor
	Three	Period	Period
	Months	February 8,	February 1,
	Ended	2006 through	2006 through
	April 30,	April 30,	February 7,
	2007	2006	2006

Net sales	$89,006	$54,701	$4,020
Cost of goods sold	69,157	45,347	3,067
Gross profit	19,849	9,354	953

Operating expenses:
Selling, general and administrative	6,083	4,031	7,346
Amortization	1,575	2,143	11
	7,658	6,174	7,357
Income (loss) from operations	12,191	3,180	(6,404)

Interest expense	6,638	5,656	336
Income (loss) before income taxes	5,553	(2,476)	(6,740)

Income tax expense (benefit)	2,123	(1,019)	(2,663)
Net income (loss)	$3,430	$(1,457)	$(4,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor		Predecessor
	Three	Period	Period
	Months	February 8,	February 1,
	Ended	2006 through	2006 through
	April 30,	April 30,	February 7,
	2007	2006	2006
Cash flows from operating activities:
Net income (loss)	$3,430	$(1,457)	$(4,077)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	3,006	3,387	110
Amortization of deferred debt expenses	407	317	-
Extinguishment of deferred debt expenses	-	-	535
Write-up of inventory	-	1,776	-
Deferred income taxes	40	-	(2,313)
Incentive unit expense	60	-	-
Compensation expense - transaction cost	-	-	54
Change in assets and liabilities:
Accounts receivable	644	(5,198)	(1,403)
Inventories	(8,125)	(6,777)	(385)
Other current and non-current assets	1,542	640	(66)
Accounts payable	7,425	(938)	2,088
Accrued expenses	(10,384)	5,399	2,771
Income taxes	(869)	(1,017)	(350)
Net cash used in operating activities	(2,824)	(3,868)	(3,036)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,970)	(451)	(498)
Net cash used in investing activities	(1,970)	(451)	(498)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	3,062	3,156	6,980
Net payments on old revolving credit facility	-	-	(30,919)
Payments to parent company	-	-	(23,062)
Proceeds from bonds payable	-	-	200,000
Payments on long-term debt, bank	-	-	(139,500)
Payments of financing fees	(50)	-	(9,579)
Net cash provided by financing activities	3,012	3,156	3,920

Net increase (decrease) in cash	(1,782)	(1,163)	386

Cash at beginning of period	5,631	3,228	2,842
Cash at end of period	$3,849	$2,065	$3,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

The following table summarizes the purchase price allocation:

Current assets	$87,191
Property, plant and equipment	43,691
Goodwill	119,820
Other intangible assets	92,800
Other assets	10,334
Total assets acquired	353,836
Current liabilities	(25,579)
Long-term debt	(206,980)
Deferred income tax liability	(54,273)
Total liabilities assumed	(286,832)
Purchase price paid	$67,004

Approximately $33,300 of the goodwill recorded as part of the Acquisition will be deductible for income tax purposes.

(3)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position at April 30, 2007; results of operations for the three months ended April 30, 2007, the period February 1, 2006 through February 7, 2006 and the period February 8, 2006 through April 30, 2006; and cash flows for the three months ended April 30, 2007, the period February 1, 2006 through February 7, 2006 and the period February 8, 2006 through April 30, 2006, as applicable, have been made.  The results for the three months ended April 30, 2006 include the Company’s results through February 7, 2006 (“Predecessor”) and after the Acquisition (“Successor”).  As part of the Acquisition, the Company entered into the various financing arrangements described in Notes 2 and 11 and, as a result, the Company now has a different capital structure.  Accordingly, the results of operations for periods subsequent to the consummation of the Transactions will not necessarily be comparable to prior periods.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 31, 2008.  For further information, refer to the audited consolidated financial statements and notes for the year ended January 31, 2007 included in the Company’s Annual Report on Form 10-K.

The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(4)

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions have been eliminated in consolidation.

(5)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations for fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations for fiscal 2009.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on February 1, 2007.  See Note 12 for the impact of the adoption on the Company’s financial statements.

(6)

BUSINESS COMBINATIONS

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37,316 in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, and delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from the amended Revolving Credit Facility (Note 11), which was increased to $60,000 in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the consolidated financial statements since the date of such acquisition.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations of RathGibson and Greenville, on a pro forma basis, as though the companies had been combined as of February 1, 2006.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Greenville Acquisition had taken place at February 1, 2006.  The unaudited pro forma financial information includes the purchase accounting adjustments on historical Greenville inventory, adjustments to depreciation on acquired machinery and equipment, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the three months ended April 30, 2006 combines the Predecessor and Successor results for RathGibson for the three months ended April 30, 2006 and the historical results for Greenville for the three months ended April 30, 2006.  The following table summarizes the unaudited pro forma financial information:

Three
Months
Ended
April 30,
2006

Net sales	$66,630
Net loss	(5,357)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(7)

INVENTORIES

Inventories consist of the following:

	April 30,	January 31,
	2007	2007

Raw materials	$41,064	$34,326
Work in process	8,072	3,157
Finished goods	13,386	16,914
Total inventories	$62,522	$54,397

(8)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	April 30,	January 31,
	2007	2007

Leasehold improvements	$1,820	$1,817
Machinery and equipment	43,707	43,559
Office equipment, furniture and other	1,143	1,101
Construction in progress	4,565	2,788
	51,235	49,265
Less accumulated depreciation	(6,546)	(5,115)
Total property, plant and equipment, net	$44,689	$44,150

Depreciation expense for the three months ended April 30, 2007 was $1,431.  Depreciation expense for the period February 8, 2006 through April 30, 2006 and the period February 1, 2006 through February 7, 2006 was $1,244 and $99, respectively.

(9)

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded the excess purchase prices of the Acquisition and Greenville Acquisition over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 2 and 6).  Goodwill of $119,820 and $14,744 has been recorded in connection with the Acquisition and Greenville Acquisition, respectively.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	April 30, 2007			January 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$94,500	$7,351	$87,149	$94,500	$5,776	$88,724
Tradenames	14,600	-	14,600	14,600	-	14,600
Total intangibles	$109,100	$7,351	$101,749	$109,100	$5,776	$103,324

Amortizable intangible assets, consisting primarily of customer lists are amortized principally by the straight-line method over their estimated useful lives of 15 years.

Amortization expense consists of the following:

	Successor		Predecessor
	Three	Period	Period
	Months	February 8,	February 1,
	Ended	2006 through	2006 through
	April 30,	April 30,	February 7,
	2007	2006	2006

Intangibles	$1,575	$1,251	$11
Backlog	-	892	-
Total amortization expense	$1,575	$2,143	$11

The estimated future amortization expense of other intangible assets at April 30, 2007 is as follows:

Fiscal years ending January 31,
2008 (remaining nine months)	$4,725
2009	6,300
2010	6,300
2011	6,300
2012	6,300

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(10)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30,	January 31,
	2007	2007

Accrued compensation	$3,287	$6,041
Interest payable	4,962	10,626
Due to seller	7,253	7,512
Other	3,405	5,371
Total accrued expenses	$18,907	$29,550

(11)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	April 30,	January 31,
	2007	2007

Revolving Credit Facility	$31,357	$28,295
Senior Notes	200,000	200,000
Total long-term debt	$231,357	$228,295

Concurrently with the closing of the Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and paid the existing revolving debt outstanding.  Concurrently with the closing of the Greenville Acquisition, RathGibson entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $60,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of the amendment.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at April 30, 2007) or (ii) LIBOR plus 2% (7.35% at April 30, 2007).  At April 30, 2007, the Company had $28,643 available under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are collateralized by all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at April 30, 2007.

In connection with the Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(12)

INCOME TAXES

On February 1, 2007, the Company adopted FIN 48.  The Company does not have any material uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have a material impact on the Company’s financial position or results of operations.  The Company records interest and penalties in interest expense and selling, general and administrative expense, respectively, within its condensed consolidated statements of operations.

For periods subsequent to the Acquisition, RathGibson and Greenville are included in the Federal income tax return and certain state income tax returns of RGCH Corp.  RGCH Corp’s Federal tax returns for fiscal 2007 remain subject to examination by tax authorities.  The Company, RGCH Corp. or Greenville’s state tax returns for fiscal 2001 and thereafter generally remain subject to examination by taxing authorities.  Additionally, the Company has indemnification agreements with the sellers of the RathGibson and Greenville entities which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

(13)

EQUITY BASED COMPENSATION

RGCH LLC has allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units vest based on the following:  (i) 25% vest on certain specified periods of continuing employment; (ii) 35% vest on the achievement of certain performance-based targets to be established annually by the board of directors; and (iii) 40% vest upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

No incentive units were granted during the three months ended April 30, 2007.  70,075 incentive units were granted during the period February 8, 2006 through April 30, 2006.  No incentive units were granted during the period February 1, 2006 through February 7, 2006.  9,017 incentive units were vested at April 30, 2007.

Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $60 for the three months ended April 30, 2007.  For the period February 8, 2006 to April 30, 2006, incentive unit expense amounted to $55.  No incentive unit expense was recognized during the period February 1, 2006 through February 7, 2006.  At April 30, 2007, total unrecognized incentive unit cost was approximately $533, which is expected to be recognized over a weighted-average remaining period of approximately 3 years.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(14)

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

Information about each segment (after elimination of intercompany sales) is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Three months ended April 30, 2007:
Chemical/petrochemical processing and power
generation products	$30,872	$1,946	$3,331	$36,149
Energy products	-	14,232	727	14,959
Food, beverage and pharmaceutical products	9,266	1,276	245	10,787
General commercial products	13,707	5,414	7,990	27,111
Total net sales	53,845	22,868	12,293	89,006
Income from operations	6,301	1,986	3,904	12,191
Interest expense (income)	6,683	-	(45)	6,638
Income tax expense	654	-	1,469	2,123
Net income (loss)	(1,036)	1,986	2,480	3,430
Depreciation and amortization	1,413	1,219	374	3,006
Capital expenditures	737	623	610	1,970

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period February 8, 2006 through April 30, 2006:
Chemical/petrochemical processing and power
generation products	$21,001	$2,427	$-	$23,428
Energy products	-	12,278	-	12,278
Food, beverage and pharmaceutical products	6,278	790	-	7,068
General commercial products	8,516	3,411	-	11,927
Total net sales	35,795	18,906	-	54,701
Income from operations	2,657	523	-	3,180
Interest expense	5,656	-	-	5,656
Income tax benefit	(1,019)	-	-	(1,019)
Net income (loss)	(1,980)	523	-	(1,457)
Depreciation and amortization	2,713	674	-	3,387
Capital expenditures	73	378	-	451

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2006 February 7, 2006:
Chemical/petrochemical processing and power
generation products	$1,653	$-	$-	$1,653
Energy products	-	515	-	515
Food, beverage and pharmaceutical products	671	5	-	676
General commercial products	999	177	-	1,176
Total net sales	3,323	697	-	4,020
Income (loss) from operations	(6,708)	304	-	(6,404)
Interest expense	197	139	-	336
Income tax benefit	(2,663)	-	-	(2,663)
Net income (loss)	(4,242)	165	-	(4,077)
Depreciation and amortization	48	62	-	110
Capital expenditures	483	15	-	498

The following table presents segment identifiable asset information:

	April 30,	January 31,
	2007	2007
Total assets:
Wisconsin	$396,327	$387,129
New Jersey	126,769	127,529
Intercompany eliminations	(116,562)	(112,995)
	406,534	401,663
Arkansas	55,248	54,203
Intercompany eliminations	(47,253)	(43,590)
Total assets	$414,529	$412,276

The following table presents segment goodwill information:

	April 30,	January 31,
	2007	2007
Goodwill:
Wisconsin	$77,270	$77,529
New Jersey	42,550	42,550
Arkansas	14,744	14,744
Total goodwill	$134,564	$134,823

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

(15)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor		Predecessor
	Three	Period	Period
	Months	February 8,	February 1,
	Ended	2006 through	2006 through
	April 30,	April 30,	February 7,
	2007	2006	2006
Cash paid during the period for:
Interest	$11,895	$85	$501
Income taxes	2,952	-	-

Non-cash investing activities:
Net assets from Greenville Acquisition (Note 6)	-	-	-

(16)

SALE OF COMPANY

On April 28, 2007, RGCH Corp., the direct parent of the Company, and RGCH LLC, an indirect parent of the Company, entered into a stock purchase agreement (the “SPA”) with RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners, a private equity investment affiliate of Credit Suisse, pursuant to which 100% of RGCH Corp. will be sold to RG Tube (the “DLJ Transaction”).  The DLJ Transaction is valued at approximately $440,700 (excluding fees and expenses), subject to adjustments, including a potential additional earnout payment.  It is anticipated that the DLJ Transaction will be financed through a combination of debt and equity.

(17)

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

The following supplemental guarantor financial information presents:  (i) a condensed consolidating balance sheet at April 30, 2007; (ii) a condensed consolidating statement of operations for the three months ended April 30, 2007; and (iii) a condensed consolidating statement of cash flows for the three months ended April 30, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At April 30, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$3,529	$320	$-	$3,849
Accounts receivable, net	48,168	5,652	-	53,820
Intercompany account and note receivable	74	3,745	(3,819)	-
Inventories	52,807	9,715	-	62,522
Prepaid expenses and other	1,049	522	-	1,571
Refundable income taxes	1,646	-	(830)	816
Deferred income taxes	1,625	147	-	1,772
Total current assets	108,898	20,101	(4,649)	124,350

Property, plant and equipment, net	39,901	4,788	-	44,689

Goodwill	119,820	14,744	-	134,564
Other intangible assets, net	86,134	15,615	-	101,749
Deferred financing costs	9,177	-	-	9,177
Investment in subsidiary	42,604	-	(42,604)	-
Total assets	$406,534	$55,248	$(47,253)	$414,529

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$29,834	$423	$-	$30,257
Intercompany account and note payable	3,745	74	(3,819)	-
Accrued expenses	17,289	1,618	-	18,907
Income taxes payable	34	2,399	(830)	1,603
Total current liabilities	50,902	4,514	(4,649)	50,767

Long-term debt	231,357	-	-	231,357

Deferred income taxes	52,631	8,130	-	60,761

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	68,347	35,215	(35,215)	68,347
Retained earnings	3,297	5,288	(5,288)	3,297
Total stockholder’s equity	71,644	40,504	(40,504)	71,644
Total liabilities and stockholder’s equity	$406,534	$55,248	$(47,253)	$414,529

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Three Months Ended April 30, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$76,783	$12,293	$(70)	$89,006
Cost of goods sold	62,003	7,224	(70)	69,157
Gross profit	14,780	5,069	-	19,849

Operating expenses:
Selling, general and administrative	5,160	923	-	6,083
Amortization	1,333	242	-	1,575
	6,493	1,165	-	7,658
Income from operations	8,287	3,904	-	12,191

Interest expense (income)	6,683	(45)	-	6,638
Income before equity in earnings of
subsidiary and income taxes	1,604	3,949	-	5,553

Equity in earnings of subsidiary	(2,480)	-	2,480	-
Income before income taxes	4,084	3,949	(2,480)	5,553

Income tax expense	654	1,469	-	2,123
Net income	$3,430	$2,480	$(2,480)	$3,430

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$3,430	$2,480	$(2,480)	$3,430
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,632	374	-	3,006
Amortization of deferred debt expenses	407	-	-	407
Deferred income taxes	40	-	-	40
Incentive unit expense	60	-	-	60
Equity in earnings of subsidiary	(2,480)	-	2,480	-
Change in assets and liabilities:
Accounts receivable	1,489	(845)	-	644
Intercompany account receivable and payable	(47)	47	-	-
Inventories	(7,925)	(200)	-	(8,125)
Other current and non-current assets	1,330	212	-	1,542
Accounts payable	9,066	(1,641)	-	7,425
Accrued expenses	(9,934)	(450)	-	(10,384)
Income taxes	(1,478)	609	-	(869)
Net cash provided by (used in)
operating activities	(3,410)	586	-	(2,824)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,360)	(610)	-	(1,970)
Intercompany note receivable	-	139	(139)	-
Net cash used in investing activities	(1,360)	(471)	(139)	(1,970)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	3,062	-	-	3,062
Intercompany note payable	(139)	-	139	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	2,873	-	139	3,012

Net increase (decrease) in cash	(1,897)	115	-	(1,782)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,529	$320	$-	$3,849

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, contained herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.  See the discussion of Successor and Predecessor under Note 3 to the unaudited condensed consolidated financial statements.  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” or “should,” or the negative thereof or other variations thereon or comparable terminology.

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

▪

technological changes; and

▪

those other risks and uncertainties discussed under Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 and under ‘‘Risk Factors’’ in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on November 2, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (“Securities Act”).

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

The Company’s highlights for the three months ended April 30, 2007 included the following:

▪

entered into a SPA to sell 100% of RGCH Corp., the direct parent of the Company, to RG Tube for approximately $440.7 million;

▪

increase in net sales of 51.6% for the first quarter of fiscal 2008, as compared to net sales in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006;

▪

increase in gross profit of 92.6% for the first quarter of fiscal 2008, as compared to gross profit in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006;  increase in gross profit margin to 22.3% in the first quarter of fiscal 2008, as compared to 17.6% in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006;

▪

increase in net income to $3.4 million for the first quarter of fiscal 2008, as compared to a net loss of $5.5 million in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006; and

▪

Adjusted EBITDA (1) increase of 65.2% to $15.2 million in the first quarter of fiscal 2008, as compared to $9.2 million in total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006.

The following table sets forth selected financial data (i) as a percentage of net sales and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor		Predecessor	Total*
	Three	Period	Period	Three
	Months	February 8,	February 1,	Months
	Ended	2006 through	2006 through	Ended
	April 30,	April 30,	February 7,	April 30,	%
	2007	2006	2006	2006	Change

Net sales	100.0%	100.0%	100.0%	100.0%	51.6%
Cost of good sold	77.7	82.9	76.3	82.4	42.8
Gross profit	22.3	17.1	23.7	17.6	92.6

Operating expenses:
Selling, general and administrative	6.8	7.4	182.7	19.4	(46.5)
Amortization	1.8	3.9	0.3	3.7	(26.9)
	8.6	11.3	183.0	23.1	(43.4)
Income (loss) from operations	13.7	5.8	(159.3)	(5.5)	(478.1)

Interest expense	7.5	10.3	8.4	10.2	10.8
Income (loss) before income taxes	6.2	(4.5)	(167.7)	(15.7)	(160.3)

Income tax expense (benefit)	2.4	(1.9)	(66.2)	(6.3)	(157.7)
Net income (loss)	3.8%	(2.6)%	(101.5)%	(9.4)%	(162.0)

*

Used for comparative purposes

(1)

 As used herein, ‘‘Adjusted EBITDA’’ represents net (loss) income plus (i) income tax expense (benefit), (ii) interest expense, (iii) depreciation and amortization and (iv) other expenses associated with the Acquisition as shown below (in thousands):

	Successor		Predecessor
	Three	Period	Period
	Months	February 8,	February 1,
	Ended	2006 through	2006 through
	April 30,	April 30,	February 7,
	2007	2006	2006

Net income (loss)	$3,430	$(1,457)	$(4,077)
Income tax expense (benefit)	2,123	(1,019)	(2,663)
Interest expense	6,638	5,656	336
Depreciation and amortization	3,006	3,387	110
EBITDA	15,197	6,567	(6,294)
Extinguishment of deferred debt
expenses	-	-	535
Write-up of inventory	-	1,776	-
Compensation expense	-	-	6,616
Adjusted EBITDA	$15,197	$8,343	$857

The Company has included information concerning Adjusted EBITDA in this quarterly report because the Company believes that such information is used by certain investors, securities analysts and others as one measure of performance and historical ability to service debt.  In addition, the Company uses Adjusted EBITDA when interpreting operating trends and results of operations of the business.  Executive compensation is based, in part, on the Company’s Adjusted EBITDA performance measured against targets.  Adjusted EBITDA is also used by the Company and others in the industry to evaluate proposed capital expenditures and to evaluate and to price potential acquisition candidates.  Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, income from operations, cash flows from operations or other traditional indications of a company’s operating performance or liquidity.

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

Overall demand for stainless steel, specialty alloy and titanium tubing products has been robust for the last several years.  Driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications, the Company has experienced growth in volume of sales as follows:

	Three Months Ended
	April 30
	2007	2006

Feet shipped (millions)	38.3	33.6

Stainless steel price index*	229.4	126.7

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

In the fall of fiscal 2006, storms in the U.S. gulf coast area damaged oil industry assets and disrupted a very strong first half of fiscal 2006 pressure coil products market.  Shipments of these products slowed through the first quarter of fiscal 2007 and returned to historical levels in the second half of fiscal 2007.

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

Results of Operations - Three Months Ended April 30, 2007 as Compared to the Periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006

Net Sales

Overall - For the first quarter of fiscal 2008, net sales increased $30.3 million, or 51.6%, to $89.0 million as compared to $58.7 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through April 30, 2006 ($54.7 million).  This increase in overall sales was primarily due to (i) organic growth of $18.0 million, or 30.7%; and (ii) the acquisition of Greenville on August 15, 2006 ($12.3 million).  The organic growth in net sales was primarily due to (i) an increase in the sales volume of pressure coil products ($1.8 million), offset by decreases in the sales volume of encapsulated wire, high purity/electropolished and general commercial products ($8.8 million); and (ii) increases in the average selling price of substantially all of the Company’s products ($24.8 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped during the first quarter of fiscal 2008 increased by 14.0% to 38.3 million feet from 33.6 million feet in total for the periods February 1, 2006 through February 7, 2006 (2.3 million) and February 8, 2006 through April 30, 2006 (31.3 million).  This increase in total feet shipped was primarily due to (i) the acquisition of Greenville; and (ii) increases in the sales volume of pressure and beverage coil products, offset by decreases in the sales volume of encapsulated wire and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - For the first quarter of fiscal 2008, net sales of chemical/petrochemical processing and power generation products increased $11.0 million, or 44.1%, to $36.1 million as compared to $25.1 million in total for the periods February 1, 2006 through February 7, 2006 ($1.7 million) and February 8, 2006 through April 30, 2006 ($23.4 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($3.3 million); and (ii) increases in the average selling price of heat exchanger and nickel products ($7.5 million).

Feet shipped of chemical/petrochemical processing and power generation products during the first quarter of fiscal 2008 increased by 4.7% to 10.0 million feet from 9.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million) and February 8, 2006 through April 30, 2006 (8.4 million).

Energy Products - For the first quarter of fiscal 2008, net sales of energy products increased $2.2 million, or 16.9%, to $15.0 million as compared to $12.8 million in total for the periods February 1, 2006 through February 7, 2006 ($0.5 million) and February 8, 2006 through April 30, 2006 ($12.3 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($0.7 million); (ii) an increase in the sales volume of pressure coil products ($1.8 million), offset by decreases in the sales volume of encapsulated wire and sub-sea umbilical products ($1.9 million); and (iii) an increase in the average selling price of energy products ($1.6 million).  Sales of pressure coil products increased as customer demand improved following an extended period of lower requirements following the U.S. Gulf coast storms in the fall of fiscal 2006.

Feet shipped of energy products during the first quarter of fiscal 2008 increased by 8.0% to 10.4 million feet from 9.6 million feet in total for the periods February 1, 2006 through February 7, 2006 (0.3 million) and February 8, 2006 through April 30, 2006 (9.3 million).

Food, Beverage and Pharmaceutical Products - For the first quarter of fiscal 2008, net sales of food, beverage and pharmaceutical products increased $3.1 million, or 39.3%, to $10.8 million as compared to $7.7 million in total for the periods February 1, 2006 through February 7, 2006 ($0.7 million) and February 8, 2006 through April 30, 2006 ($7.0 million).  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products, offset by a decrease in the sales volume of these products.

Feet shipped of food, beverage and pharmaceuticals products during the first quarter of fiscal 2008 increased by 23.2% to 5.2 million feet from 4.3 million feet in total for the periods February 1, 2006 through February 7, 2006 (0.2 million) and February 8, 2006 through April 30, 2006 (4.1 million).  This increase in feet shipped was primarily due to an increase in the sales volume of beverage coil products.

General Commercial Products - For the first quarter of fiscal 2008, net sales of general commercial products increased $14.0 million, or 106.9%, to $27.1 million as compared to $13.1 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through April 30, 2006 ($11.9 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($8.0 million); and (ii) an increase in average selling price ($12.0 million), offset by a decrease in sales volume ($6.0 million).

Feet shipped of general commercial products during the first quarter of fiscal 2008 increased by 24.4% to 12.7 million feet from 10.2 million feet in total for the periods February 1, 2006 through February 7, 2006 (0.8 million) and February 8, 2006 through April 30, 2006 (9.4 million).  This increase in feet shipped was primarily due the acquisition of Greenville, offset by decreases in the sales volume of RathGibson’s existing products.

Gross Profit

Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs (which include internal transfer costs).  The Company’s gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  Gross profit for the first quarter of fiscal 2008 was $19.8 million, an increase of $9.5 million, or 92.6%, as compared to $10.3 million in total for the periods February 1, 2006 through February 7, 2006 ($0.9 million) and February 8, 2006 through April 30, 2006 ($9.4 million).  The increase in gross profit was primarily due to (i) organic growth of net sales; (ii) the acquisition of Greenville ($5.1 million); and (iii) a non-recurring, non-cash purchase accounting adjustment of $1.8 million recorded in the period February 8, 2006 through April 30, 2006.  In connection with the Acquisition and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the acquisition date, which were $1.8 million greater than their historical cost.  Gross profit margin for the first quarter of fiscal 2008 increased to 22.3%, as compared to 17.6% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through April 30, 2006 (17.1%).  The increase in gross profit margin was primarily due to (i) the acquisition of Greenville which contributed a gross profit margin of 41.2% in the first quarter of fiscal 2008; (ii) the non-recurring, non-cash purchase accounting adjustment of $1.8 million, which negatively impacted gross profit margin in the period February 8, 2006 through April 30, 2006; and (iii) lower sales volumes of pressure coil products and high costs of production relating to heavy wall sub-sea umbilical products in the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through April 30, 2006.

Gross profit per foot shipped for the first quarter of fiscal 2008 amounted to $0.52/foot, as compared to $0.31/foot ($0.36/foot excluding one-time purchase accounting adjustments) in total for the periods February 1, 2006 through February 7, 2006 ($0.42/foot) and February 8, 2006 through April 30, 2006 ($0.30/foot).

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, professional fees, communications, occupancy and insurance expenses, legal and professional fees.  Selling, general and administrative expenses decreased $5.3 million, or 46.5%, to $6.1 million for the first quarter of fiscal 2008 from $11.4 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through April 30, 2006 ($4.1 million).  This decrease in selling, general and administrative expense was primarily due to (i) the extinguishment of deferred debt expenses of $0.5 million in the period February 1, 2006 through February 7, 2006; and (ii) the recognition of compensation expense of $6.6 million during the period February 1, 2006 through February 7, 2006 relating to settlement of outstanding stock options, phantom rights and management bonuses recorded in connection with the Acquisition.  These items were offset by the additional selling, general administrative expenses from the acquisition of Greenville ($0.9 million).

Amortization expense decreased $0.5 million, or 26.9%, to $1.6 million for the first quarter of fiscal 2008 from $2.1 million in total for the periods February 1, 2006 through February 7, 2006 (less than $0.1 million) and February 8, 2006 through April 30, 2006 ($2.1 million).  The decrease in amortization expense results from the non-recurring amortization of $0.9 million in the period February 8, 2006 through April 30, 2006 related to an intangible asset-backlog recorded in connection with the Acquisition purchase accounting, offset by an increase of $0.3 million in the amortization of intangibles in the first quarter of fiscal 2008 due to the finalization in the fourth quarter of fiscal 2007 of the valuations of the estimated fair value of the intangible assets acquired in the Acquisition.  The intangible asset-backlog was fully amortized at January 31, 2007.

Interest Expense

Interest expense increased $0.6 million, or 10.8%, to $6.6 million for the first quarter of fiscal 2008 from $6.0 million in total for the periods February 1, 2006 through February 7, 2006 ($0.3 million) and February 8, 2006 through April 30, 2006 ($5.7 million).  The increase in interest expense was due to an increased principal amount of indebtedness and related interest rates.

The Company’s credit agreements assessed interest at a weighted average rate of 10.8% at each of April 30, 2007 and January 31, 2007.

Income Tax Expense

Income tax expense amounted to $2.1 million for the first quarter of fiscal 2008 compared to an income tax benefit of $3.7 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million) and February 8, 2006 through April 30, 2006 ($1.1 million).  These tax provisions reflect effective tax rates of 38.2% for the first quarter of fiscal 2008 and 39.9% in total for the periods February 1, 2006 through February 7, 2006 (39.5%) and February 8, 2006 through April 30, 2006 (41.2%).  The difference between the actual effective tax rates and the U.S. federal statutory rate (35% and 34% for fiscal 2008 and 2007, respectively) is principally due to state income tax provisions and deductions for extra territorial income and domestic production activity.

Sales Order Backlog

The Company’s sales order backlog was $72.4 million at April 30, 2007 compared to $70.5 million at January 31, 2007.  Management estimates that nearly all of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

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

Debt and Other Obligations

Concurrently with the closing of the Transactions, and as a condition thereof, the Company entered into a $50.0 million Revolving Credit Facility that matures on February 7, 2011.  Concurrently with the closing of the Greenville Acquisition, the Company entered into an amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $60.0 million, subject to borrowing base availability.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at April 30, 2007) or (ii) LIBOR plus 2% (7.35% at April 30, 2007).  At April 30, 2007, the Company had $31.4 million outstanding and $28.6 million available under the Revolving Credit Facility.  The senior secured credit facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2007.

In connection with the Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2007.

The Company has entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement is for an initial term expiring December 31, 2013 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or the Company, RGCH Corp. or RGCH LLC with 90 days notice prior to the expiration of the initial term or any annual renewal.  As compensation for these services to be performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the Acquisition.  In addition, the Company paid Castle Harlan $0.8 million on the date of the closing of the Acquisition for services rendered in connection with the Transactions.  For services rendered after fiscal 2007, an annual management fee is payable quarterly in advance and equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners).  During each of the first quarter of fiscal 2008 and the period from February 8, 2006 through April 30, 2006, $0.5 million was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  For any additional equity contributions made by CHP IV or its affiliates (including their limited partners) to any of the Company, RGCH Corp. or RGCH LLC, the Company will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.

The Stock Purchase Agreement entered into in connection with the Acquisition provides for an earnout payment equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the Stock Purchase Agreement) for fiscal 2007 over $45.0 million, up to a maximum earnout payment of $30.0 million.  The Company has accrued at April 30, 2007 an earnout  payment of approximately $2.1 million to be made by the Company in the second quarter of fiscal 2008, which increased goodwill in the accounting for the Acquisition.

Working Capital

At April 30, 2007, the Company had working capital of $73.6 million, increasing from $65.5 million at January 31, 2007.

Cash Flows

Cash decreased $1.8 million in the first quarter of fiscal 2008, ending the period at $3.8 million.  Cash increased $0.4 million in the period February 1, 2006 through February 7, 2006 and decreased $1.2 million in the period February 8, 2006 through April 30, 2006, and in total for both periods decreased $0.8 million, ending the period at $2.1 million.  The increase in the use of cash during the first quarter of fiscal 2008, as compared to the total for the periods February 8, 2006 through April 30, 2006 and February 1, 2006 through February 7, 2006, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $2.8 million in the first quarter of fiscal 2008, as compared to $6.9 million in total for the periods February 1, 2006 through February 7, 2006 ($3.0 million) and February 8, 2006 through April 30, 2006 ($3.9 million).  The decrease in the use of cash flows from operating activities was primarily due to an increase in income from operations, offset by increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

Investing Activities - The Company used cash for investing activities of $2.0 million in the first quarter of fiscal 2008, as compared to $0.9 million in total for the periods February 1, 2006 through February 7, 2006 ($0.5 million) and February 8, 2006 through April 30, 2006 ($0.4 million).  These uses of cash were related to capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies.  The Company expects capital expenditures for the remainder of fiscal 2008 to be approximately $3.5 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $3.0 million in the first quarter of fiscal 2008, as compared to $7.0 million in total for the periods February 1, 2006 through February 7, 2006 ($3.9 million) and February 8, 2006 through April 30, 2006 ($3.1 million).  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In each of the first quarter of fiscal 2008 and the period February 8, 2006 through April 30, 2006, the net principal proceeds from the Revolving Credit Facility of $3.1 million were used primarily to fund working capital requirements.

Off-balance Sheet Arrangements

At April 30, 2007, the Company did not have any off-balance sheet arrangements.

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

Accounts Receivable

Accounts receivables consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business and generally does not require collateral to support its accounts receivable balances.  The Company maintains a reserve for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The reserve for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

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

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2007, and determined that there was no impairment of goodwill.

The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2007 and determined that there were no impairment of tradenames.

Amortizable intangible assets, consisting primarily of customer lists, are amortized principally by the straight-line method over their estimated useful life of 15 years.  Prior to the Acquisition, customer lists were amortized principally over 40 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company provides credit in the normal course of business to its customers, which are primarily value-added tubing distributors, OEMs, and engineering firms.  The Company performs ongoing credit evaluations of its customers, maintains reserves for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Commodity Price Risk

The Company purchases certain raw materials such as stainless steel, nickel alloys, titanium, argon and hydrogen that are subject to price volatility caused by unpredictable factors.  Stainless steel, principally 304L grade and 316L grade, is the primary raw material the Company uses to manufacture products.  Where possible, the Company employs fixed price raw material purchase contracts.  Historically, the Company has been able to pass along increases in raw material costs to its customers, and the Company expects to continue to pass along such costs to customers.  Currently, the Company does not use derivatives to manage commodity price risk.

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2008 by approximately $0.3 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2008.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the first quarter of fiscal 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

Date: June 11, 2007

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)