Form 10-Q
period 2007-07-31
RathGibson Inc; Greenville Tube CO
filed 2007-09-14
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

Yes ☐ No ☒

At September 14, 2007, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

EXPLANATORY NOTE

On February 7, 2006, all of the outstanding equity interests in RathGibson, Inc. (“RathGibson” and together with its subsidiary, the “Company”) were acquired by RGCH Holdings Corp. (“RGCH Corp”), a wholly-owned subsidiary of RGCH Holdings LLC (“RGCH LLC”) (referred to as the “CH Acquisition”).  Subsequently, on June 15, 2007, all of the equity interests in RGCH Corp were sold to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  Each of the CH Acquisition and the DLJ Acquisition was accounted for using the purchase method of accounting and accordingly, the Company’s financial condition and results of operations for the periods after each of the CH Acquisition and the DLJ Acquisition will not necessarily be comparable to prior periods.  In this Quarterly Report: (i) the Company’s financial statements at and for the three months ended July 31, 2007 and 2006 are presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); and (ii) the Company’s financial statements at and for the six months ended July 31, 2007 and 2006 are presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor), for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I).  Additional information regarding the DLJ Acquisition and the CH Acquisition and the presentation of the Company’s financial statements in this Quarterly Report is contained in the notes to the financial statements included herein.

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007
Assets
Current assets:
Cash	$5,403	$5,631
Accounts receivable, net	60,040	54,464
Inventories	72,859	54,397
Prepaid expenses and other	6,997	3,189
Refundable income taxes	1,255	1,028
Deferred income taxes	872	1,812
Total current assets	147,426	120,521

Property, plant and equipment, net	51,681	44,150

Goodwill	257,332	134,823
Other intangible assets, net	109,637	103,324
Deferred financing costs	9,058	9,458
Total assets	$575,134	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$31,199	$22,832
Accrued expenses	19,757	29,550
Income taxes payable	130	2,684
Total current liabilities	51,086	55,066

Long-term debt	256,661	228,295

Deferred income taxes	62,740	60,761

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	207,915	68,287
Accumulated deficit	(3,268)	(133)
Total stockholder’s equity	204,647	68,154
Total liabilities and stockholder’s equity	$575,134	$412,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor II
	Period	Period	Three
	June 16,	May 1,	Months
	2007 through	2007 through	Ended
	July 31,	June 15,	July 31,
	2007	2007	2006

Net sales	$48,674	$49,233	$64,188
Cost of goods sold	41,957	37,265	50,057
Gross profit	6,717	11,968	14,131

Operating expenses:
Selling, general and administrative	3,024	14,961	4,287
Amortization	4,320	788	1,786
	7,344	15,749	6,073
Income (loss) from operations	(627)	(3,781)	8,058

Interest expense	3,353	3,353	6,310
Income (loss) before income taxes	(3,980)	(7,134)	1,748

Income tax expense (benefit)	(712)	(1,193)	736
Net income (loss)	$(3,268)	$(5,941)	$1,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	July 31,	June 15,	July 31,	February 7,
	2007	2007	2006	2006

Net sales	$48,674	$138,239	$118,889	$4,020
Cost of goods sold	41,957	106,422	95,404	3,067
Gross profit	6,717	31,817	23,485	953

Operating expenses:
Selling, general and administrative	3,024	21,044	8,318	7,346
Amortization	4,320	2,363	3,929	11
	7,344	23,407	12,247	7,357
Income (loss) from operations	(627)	8,410	11,238	(6,404)

Interest expense	3,353	9,991	11,966	336
Loss before income taxes	(3,980)	(1,581)	(728)	(6,740)

Income tax expense (benefit)	(712)	930	(283)	(2,663)
Net loss	$(3,268)	$(2,511)	$(445)	$(4,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through
	July 31,	June 15,	July 31,	February 7,
	2007	2007	2006	2006
Cash flows from operating activities:
Net loss	$(3,268)	$(2,511)	$(445)	$(4,077)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,030	4,551	6,695	110
Amortization of deferred debt expenses and
bond premium	48	576	706	-
Extinguishment of deferred debt expenses	-	-	-	535
Write-up of inventory	2,864	-	2,288	-
Loss on disposal of property, plant and equipment	-	16	-	-
Deferred income taxes	(2,479)	(1,846)	-	(2,313)
Incentive unit expense	166	4,079	111	-
Compensation expense - transaction cost	-	-	-	54
Change in assets and liabilities:
Accounts receivable	274	(5,850)	(5,862)	(1,403)
Inventories	1,568	(17,014)	(10,135)	(385)
Other current and non-current assets	416	598	817	(66)
Accounts payable	(6,022)	14,371	(910)	2,088
Accrued expenses	2,708	(7,767)	12,833	2,771
Income taxes	(2,579)	(202)	(393)	(350)
Net cash provided by (used in)
operating activities	(1,274)	(10,999)	5,705	(3,036)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(729)	(2,452)	(2,272)	(498)
Net cash used in investing activities	(729)	(2,452)	(2,272)	(498)

Cash flows from financing activities:
Net proceeds from (payments on) new Revolving
Credit Facility	4,941	12,324	(5,880)	6,980
Net payments on old revolving credit facility	-	-	-	(30,919)
Purchase price adjustment	-	-	2,608	-
Dividend	(3,800)	-	-	-
Proceeds from (payments to) parent company	1,962	-	-	(23,062)
Proceeds from bonds payable	-	-	-	200,000
Payments on long-term debt, bank	-	-	-	(139,500)
Payments of financing fees	(151)	(50)	-	(9,579)
Net cash provided by (used in)
financing activities	2,952	12,274	(3,272)	3,920

Net increase (decrease) in cash	949	(1,177)	161	386

Cash at beginning of period	4,454	5,631	3,228	2,842
Cash at end of period	$5,403	$4,454	$3,389	$3,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

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

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Equity Fund”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,549, including an earnout payment of $3,376 made by RG Tube in the second quarter of fiscal 2008.  The earnout payment is equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum earnout payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The earnout payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the second quarter of fiscal 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm, which was settled at closing (Note 12); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the third quarter of fiscal 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 11).

The DLJ Acquisition was accounted for under the purchase method of accounting and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The Company allocated the purchase price on a preliminary basis to the tangible assets, liabilities and identifiable intangible assets.  Each was recorded at their respective estimated fair values based on information currently available.  The excess of cost over the currently estimated aggregate fair values was recorded to goodwill.  The following table summarizes the preliminary purchase price allocation in the DLJ Acquisition:

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Current assets	$155,778
Property, plant and equipment	51,662
Goodwill	257,332
Other intangible assets	110,395
Other assets	9,250
Total assets acquired	584,417
Current liabilities	(58,260)
Long-term debt	(251,868)
Deferred income tax liability	(62,740)
Total liabilities assumed	(372,868)
Purchase price paid	$211,549

Approximately $32,600 of the goodwill recorded as part of the DLJ Acquisition will be deductible for income tax purposes.  At July 31, 2007, the allocation of the purchase price has been made on a preliminary basis and is awaiting finalization of valuations of the estimated fair value of the assets acquired, including related business segments, and liabilities assumed, including debt outstanding.  These valuations are expected to be completed during fiscal 2008.  The ultimate value assigned to the tangible and intangible assets and liabilities may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets and liabilities will include estimates of market values, future cash flows and useful lives.

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Corp, a wholly-owned subsidiary of RCGH LLC, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “CH Acquisition”).  The aggregate purchase price was $66,920, including an earnout payment of $2,028 made by the Company in the second quarter of fiscal 2008.  The earnout payment was equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the stock purchase agreement) for fiscal 2007 over $45,000, up to a maximum earnout payment of $30,000.  The CH Acquisition was financed through a combination of debt and equity.  RathGibson issued new 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200,000 in connection with the CH Acquisition.  In addition, RathGibson entered into a new five-year, $50,000 Revolving Credit Facility, which was partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the CH Acquisition was paid in full in conjunction with the CH Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the CH Acquisition were surrendered in accordance with the stock option plan and the phantom rights plan pursuant to which they were issued and together with other compensatory payments were settled for $6,616 at closing and recorded as selling, general and administrative expenses within the condensed consolidated statement of operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “CH Transactions.”

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

The following table summarizes the purchase price allocation in the CH Acquisition:

Current assets	$87,191
Property, plant and equipment	43,691
Goodwill	119,946
Other intangible assets	92,800
Other assets	10,334
Total assets acquired	353,962
Current liabilities	(25,789)
Long-term debt	(206,980)
Deferred income tax liability	(54,273)
Total liabilities assumed	(287,042)
Purchase price paid	$66,920

Approximately $33,300 of the goodwill recorded as part of the CH Acquisition has been or will be deductible for income tax purposes.

The results for the six months ended July 31, 2007 include the Company’s results through June 15, 2007 (Predecessor II) and after the DLJ Acquisition (Successor).  The results for the six months ended July 31, 2006 include the Company’s results through February 7, 2006 (Predecessor I) and after the CH Acquisition (Predecessor II).  As part of the DLJ Acquisition and the CH Acquisition, the Company entered into various financing arrangements and each acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of each of the acquisitions will not necessarily be comparable to prior periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2008.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

(2)

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions have been eliminated in consolidation.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

(3)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on February 1, 2007.  See Note 10 for the impact of the adoption on the Company’s financial statements.

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

The following table summarizes the purchase price allocation in the Greenville Acquisition:

Current assets	$12,004
Machinery and equipment	4,482
Goodwill	14,744
Other intangible assets	16,300
Total assets acquired	47,530
Current liabilities	(4,547)
Deferred income tax liability	(8,403)
Total liabilities assumed	(12,950)
Purchase price paid, net of cash acquired	$34,580

Approximately $4,600 of the goodwill recorded as part of the Greenville Acquisition has been or will be deductible for income tax purposes.

The unaudited pro forma financial information for the three and six months ended July 31, 2006 in the table below summarizes the combined results of operations of RathGibson (both Predecessor I and Predecessor II periods) and Greenville, on a pro forma basis, as though the companies had been combined as of February 1, 2006.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Greenville Acquisition had taken place at February 1, 2006.  The unaudited pro forma financial information includes the purchase accounting adjustments on historical Greenville inventory, adjustments to depreciation on acquired machinery and equipment, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

	Three	Six
	Months	Months
	Ended	Ended
	July 31,	July 31,
	2006	2006

Net sales	$72,540	$139,170
Net income (loss)	1,620	(3,737)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

(5)

INVENTORIES

Inventories consist of the following:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007

Raw materials	$47,207	$34,326
Work in process	9,986	3,157
Finished goods	15,666	16,914
Total inventories	$72,859	$54,397

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007

Leasehold improvements	$1,872	$1,817
Machinery and equipment	45,347	43,559
Office equipment, furniture and other	1,278	1,101
Construction in progress	3,894	2,788
	52,391	49,265
Less accumulated depreciation	(710)	(5,115)
Total property, plant and equipment, net	$51,681	$44,150

Depreciation expense for the period June 16, 2007 through July 31, 2007 and the period May 1, 2007 through June 15, 2007 was $710 and $757, respectively.  Depreciation expense for the three months ended July 31, 2006 was $1,522.  Depreciation expense for the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007 was $710 and $2,188, respectively.  Depreciation expense for the period February 8, 2006 through July 31, 2006 and the period February 1, 2006 through February 7, 2006 was $2,766 and $99, respectively.

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with each of the DLJ Acquisition, Greenville Acquisition and CH Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	Successor			Predecessor II
	July 31, 2007			January 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$91,011	$758	$90,253	$94,500	$5,776	$88,724
Tradenames	19,384	-	19,384	14,600	-	14,600
Total intangibles	$110,395	$758	$109,637	$109,100	$5,776	$103,324

Amortizable intangible assets, consisting primarily of customer lists are amortized principally by the straight-line method over their estimated useful lives of 15 years.

The Company recorded backlog of $7,556, $7,330 and $300 in connection with the DLJ Acquisition, CH Acquisition and Greenville Acquisition, respectively.  The DLJ Acquisition backlog is amortized principally by the straight-line method over their estimated useful lives ranging from one to six months.  The CH Acquisition and Greenville Acquisition backlog was fully amortized in the fiscal year ended January 31, 2007.

Amortization expense consists of the following:

	Successor	Predecessor II
	Period	Period	Three
	June 16,	May 1,	Months
	2007 through	2007 through	Ended
	July 31,	June 15,	July 31,
	2007	2007	2006

Intangibles	$758	$788	$1,274
Backlog	3,562	-	512
Total amortization expense	$4,320	$788	$1,786

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	July 31,	June 15,	July 31,	February 7,
	2007	2007	2006	2006

Intangibles	$758	$2,363	$2,525	$11
Backlog	3,562	-	1,404	-
Total amortization expense	$4,320	$2,363	$3,929	$11

The estimated future amortization expense of intangible assets at July 31, 2007 is as follows:

Fiscal years ending January 31,
2008 (remaining six months)	$6,967
2009	6,067
2010	6,067
2011	6,067
2012	6,067

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007

Accrued compensation	$5,509	$6,041
Interest payable	10,682	10,626
Due to seller	-	7,512
Other	3,566	5,371
Total accrued expenses	$19,757	$29,550

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007

Revolving Credit Facility	$45,560	$28,295
Senior Notes	211,101	200,000
Total long-term debt	$256,661	$228,295

Concurrently with the closing of the CH Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and repaid in full the revolving credit facility then outstanding.  Concurrently with the closing of the Greenville Acquisition and the DLJ Acquisition, RathGibson entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 and $20,000, respectively, to a total of $80,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of these amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at July 31, 2007) or (ii) LIBOR plus 2% (7.33% at July 31, 2007).  At July 31, 2007, the Company had $34,440 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at July 31, 2007.

In connection with the CH Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2007.

In connection with the DLJ Acquisition, the Company has preliminarily adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $149 for the period June 16, 2007 through July 31, 2007.  The unamortized bond premium included in the Senior Notes was $11,101 at July 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

(10)

INCOME TAXES

The effective tax rates and resulting income tax expense (benefit) used in interim periods are based on the Company’s projections for the remainder of fiscal 2008.  To the extent that actual results differ from those projections, the effective income tax rate and resulting income tax expense (benefit) may change.

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

For periods subsequent to the CH Acquisition and Greenville Acquisition, RathGibson and Greenville, respectively, are included in the Federal income tax return and certain state income tax returns of RGCH Corp.  RGCH Corp’s Federal tax returns for fiscal 2007 remain subject to examination by tax authorities.  The Company’s, RGCH Corp.’s or Greenville’s state tax returns for fiscal 2001 and thereafter generally remain subject to examination by taxing authorities.  Additionally, the Company has indemnification agreements with the sellers of RathGibson in the CH Acquisition and the sellers of Greenville in the Greenville Acquisition which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

(11)

EQUITY BASED COMPENSATION

Successor - RG Tube has allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units vested based on the following:  (i) 33% vest on certain specified periods of continuing employment; and (ii) 67% vest on the achievement of certain performance-based targets.  Vesting of units may be accelerated upon a change of control.

118,214 incentive units were granted during the period June 16, 2007 through July 31, 2007.  985 incentive units were vested at July 31, 2007.

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $166 for the period June 16, 2007 through July 31, 2007.  At July 31, 2007, total unrecognized incentive unit cost was approximately $2,034, which is expected to be recognized over a weighted-average remaining period of approximately 3 years.

Predecessor II – Prior to the DLJ Acquisition, RGCH LLC had allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units vest based on the following:  (i) 25% vested on certain specified periods of continuing employment; (ii) 35% vested on the achievement of certain performance-based targets to be established annually by the board of directors; and (iii) 40% vested upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

No incentive units were granted during the period May 1, 2007 through June 15, 2007 and the period February 1, 2007 through June 15, 2007.  3,688 incentive units were granted during the three months ended July 31, 2006.  73,763 incentive units were granted during the period February 8, 2006 through July 31, 2006.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 during the period May 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

Although the incentive units were issued by RGCH LLC, the incentive units related to the employment of executives and key employees of the Company; accordingly, the expense was recognized in the Company’s financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $4,019 and $4,079 for the period May 1, 2007 through June 15, 2007 and the period February 1, 2007 through June 15, 2007, respectively.  Incentive unit expense for the three months ended July 31, 2006 amounted to $56.  For the period February 8, 2006 to July 31, 2006, incentive unit expense amounted to $111.

(12)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement with DLJ Merchant Banking, Inc. (“DLJ”), an affiliate of DLJ Equity Fund, under which DLJ acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJ or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  During the period June 16, 2007 through July 31, 2007, the Company recorded an expense of $125 to selling, general and administrative expenses within the condensed consolidated statements of operations.

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period May 1, 2007 through June 15, 2007 and the second quarter of fiscal 2007, the Company recorded an expense of $5,088 (including $4,844 of fees and charges related to the termination of the management agreement) and $483, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the periods February 1, 2007 through June 15, 2007 and February 8, 2006 through July 31, 2006, the Company recorded an expense of $5,577 (including $4,844 of fees and charges related to the termination of the management agreement) and $983, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

(13)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through
	July 31,	June 15,	July 31,	February 7,
	2007	2007	2006	2006
Cash paid during the period for:
Interest	$408	$12,281	$226	$501
Income taxes	4,346	2,978	103	-

(14)

SEGMENT REPORTING

The Company operates in primarily one business, which is the manufacturing of highly engineered premium stainless steel and alloy welded tubular products.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment is the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.

Information about each segment (after elimination of intercompany sales) is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period June 16, 2007 through July 31, 2007:
Chemical/petrochemical processing and power
generation products	$21,189	$1,134	$1,417	$23,740
Energy products	-	6,660	365	7,025
Food, beverage and pharmaceutical products	5,046	512	76	5,634
General commercial products	4,995	3,142	4,138	12,275
Total net sales	31,230	11,448	5,996	48,674
Income (loss) from operations	(1,258)	100	531	(627)
Interest expense (income)	3,391	-	(38)	3,353
Income tax expense (benefit)	(923)	-	211	(712)
Net income (loss)	(3,726)	100	358	(3,268)
Depreciation and amortization	3,303	971	756	5,030
Capital expenditures	430	285	14	729

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period May 1, 2007 through June 15, 2007:
Chemical/petrochemical processing and power
generation products	$19,783	$1,113	$1,482	$22,378
Energy products	-	7,100	391	7,491
Food, beverage and pharmaceutical products	5,215	433	173	5,821
General commercial products	6,114	2,653	4,776	13,543
Total net sales	31,112	11,299	6,822	49,233
Income (loss) from operations	(7,228)	1,177	2,270	(3,781)
Interest expense (income)	3,379	-	(26)	3,353
Income tax expense (benefit)	(1,930)	-	737	(1,193)
Net income (loss)	(8,677)	1,177	1,559	(5,941)
Depreciation and amortization	752	613	180	1,545
Capital expenditures	20	432	30	482

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Three months ended July 31, 2006:
Chemical/petrochemical processing and power
generation products	$23,105	$3,319	$-	$26,424
Energy products	-	14,070	-	14,070
Food, beverage and pharmaceutical products	8,513	1,177	-	9,690
General commercial products	9,894	4,110	-	14,004
Total net sales	41,512	22,676	-	64,188
Income from operations	5,772	2,286	-	8,058
Interest expense	6,310	-	-	6,310
Income tax expense	736	-	-	736
Net income (loss)	(1,274)	2,286	-	1,012
Depreciation and amortization	2,406	902	-	3,308
Capital expenditures	1,417	404	-	1,821

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period June 16, 2007 through July 31, 2007:
Chemical/petrochemical processing and power
generation products	$21,189	$1,134	$1,417	$23,740
Energy products	-	6,660	365	7,025
Food, beverage and pharmaceutical products	5,046	512	76	5,634
General commercial products	4,995	3,142	4,138	12,275
Total net sales	31,230	11,448	5,996	48,674
Income (loss) from operations	(1,258)	100	531	(627)
Interest expense (income)	3,391	-	(38)	3,353
Income tax expense (benefit)	(923)	-	211	(712)
Net income (loss)	(3,726)	100	358	(3,268)
Depreciation and amortization	3,303	971	756	5,030
Capital expenditures	430	285	14	729

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Chemical/petrochemical processing and power
generation products	$50,655	$3,059	$4,813	$58,527
Energy products	-	21,332	1,118	22,450
Food, beverage and pharmaceutical products	14,481	1,709	418	16,608
General commercial products	19,821	8,067	12,766	40,654
Total net sales	84,957	34,167	19,115	138,239
Income (loss) from operations	(927)	3,163	6,174	8,410
Interest expense (income)	10,062	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	2,206	930
Net income (loss)	(9,713)	3,163	4,039	(2,511)
Depreciation and amortization	2,165	1,832	554	4,551
Capital expenditures	757	1,055	640	2,452

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period February 8, 2006 through July 31, 2006:
Chemical/petrochemical processing and power
generation products	$44,106	$5,746	$-	$49,852
Energy products	-	26,348	-	26,348
Food, beverage and pharmaceutical products	14,791	1,967	-	16,758
General commercial products	18,410	7,521	-	25,931
Total net sales	77,307	41,582	-	118,889
Income from operations	8,429	2,809	-	11,238
Interest expense	11,966	-	-	11,966
Income tax benefit	(283)	-	-	(283)
Net income (loss)	(3,254)	2,809	-	(445)
Depreciation and amortization	5,119	1,576	-	6,695
Capital expenditures	1,490	782	-	2,272

	Predecessor I
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2006 through February 7, 2006:
Chemical/petrochemical processing and power
generation products	$1,653	$-	$-	$1,653
Energy products	-	515	-	515
Food, beverage and pharmaceutical products	671	5	-	676
General commercial products	999	177	-	1,176
Total net sales	3,323	697	-	4,020
Income (loss) from operations	(6,708)	304	-	(6,404)
Interest expense	197	139	-	336
Income tax benefit	(2,663)	-	-	(2,663)
Net income (loss)	(4,242)	165	-	(4,077)
Depreciation and amortization	48	62	-	110
Capital expenditures	483	15	-	498

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

The following table presents segment identifiable asset information:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007
Total assets:
Wisconsin	$557,036	$387,129
New Jersey	105,871	127,529
Intercompany eliminations	(97,504)	(112,995)
	565,403	401,663
Arkansas	107,878	54,203
Intercompany eliminations	(98,147)	(43,590)
Total assets	$575,134	$412,276

The following table presents segment goodwill information:

	Successor	Predecessor II
	July 31,	January 31,
	2007	2007
Goodwill:
Wisconsin	$178,505	$77,529
New Jersey	26,332	42,550
Arkansas	52,495	14,744
Total goodwill	$257,332	$134,823

Goodwill recorded in connection with the DLJ Acquisition is a preliminary balance and is expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.

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

The following supplemental guarantor financial information presents:  (i) a condensed consolidating balance sheet at July 31, 2007 and January 31, 2007; (ii) a condensed consolidating statement of operations for the period June 16, 2007 through July 31, 2007, the period May 1, 2007 through June 15, 2007, the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007; and (iii) a condensed consolidating statement of cash flows for the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At July 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$4,162	$1,241	$-	$5,403
Accounts receivable, net	53,392	6,648	-	60,040
Intercompany account and note receivable	534	6,071	(6,605)	-
Inventories	62,239	10,620	-	72,859
Prepaid expenses and other	6,509	488	-	6,997
Refundable income taxes	3,947	48	(2,740)	1,255
Deferred income taxes	700	172	-	872
Total current assets	131,483	25,288	(9,345)	147,426

Property, plant and equipment, net	46,593	5,088	-	51,681

Goodwill	204,837	52,495	-	257,332
Other intangible assets, net	84,630	25,007	-	109,637
Deferred financing costs	9,058	-	-	9,058
Investment in subsidiary	88,802	-	(88,802)	-
Total assets	$565,403	$107,878	$(98,147)	$575,134

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$28,932	$2,267	$-	$31,199
Intercompany account and note payable	6,071	534	(6,605)	-
Accrued expenses	18,111	1,646	-	19,757
Income taxes payable	130	2,740	(2,740)	130
Total current liabilities	53,244	7,187	(9,345)	51,086

Long-term debt	256,661	-	-	256,661

Deferred income taxes	50,851	11,889	-	62,740

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	207,915	86,343	(86,343)	207,915
Retained earnings (accumulated deficit)	(3,268)	358	(358)	(3,268)
Total stockholder’s equity	204,647	86,702	(86,702)	204,647
Total liabilities and stockholder’s equity	$565,403	$107,878	$(98,147)	$575,134

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$5,426	$205	$-	$5,631
Accounts receivable, net	49,657	4,807	-	54,464
Intercompany account and note receivable	26	3,884	(3,910)	-
Inventories	44,882	9,515	-	54,397
Prepaid expenses and other	2,455	734	-	3,189
Refundable income taxes	584	-	444	1,028
Deferred income taxes	1,665	147	-	1,812
Total current assets	104,695	19,292	(3,466)	120,521

Property, plant and equipment, net	39,840	4,310	-	44,150

Goodwill	120,079	14,744	-	134,823
Other intangible assets, net	87,467	15,857	-	103,324
Deferred financing costs	9,458	-	-	9,458
Investment in subsidiary	40,124	-	(40,124)	-
Total assets	$401,663	$54,203	$(43,590)	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$20,768	$2,064	$-	$22,832
Intercompany account and note payable	3,884	26	(3,910)	-
Accrued expenses	27,482	2,068	-	29,550
Income taxes payable	449	1,791	444	2,684
Total current liabilities	52,583	5,949	(3,466)	55,066

Long-term debt	228,295	-	-	228,295

Deferred income taxes	52,631	8,130	-	60,761

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	68,287	35,215	(35,215)	68,287
Retained earnings (accumulated deficit)	(133)	2,808	(2,808)	(133)
Total stockholder’s equity	68,154	38,024	(38,024)	68,154
Total liabilities and stockholder’s equity	$401,663	$54,203	$(43,590)	$412,276

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through July 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$43,413	$5,996	$(735)	$48,674
Cost of goods sold	38,380	4,312	(735)	41,957
Gross profit	5,033	1,684	-	6,717

Operating expenses:
Selling, general and administrative	2,566	458	-	3,024
Amortization	3,625	695	-	4,320
	6,191	1,153	-	7,344
Income (loss) from operations	(1,158)	531	-	(627)

Interest expense (income)	3,391	(38)	-	3,353
Income (loss) before equity in earnings of
subsidiary and income taxes	(4,549)	569	-	(3,980)

Equity in earnings of subsidiary	(358)	-	358	-
Income (loss) before income taxes	(4,191)	569	(358)	(3,980)

Income tax expense (benefit)	(923)	211	-	(712)
Net income (loss)	$(3,268)	$358	$(358)	$(3,268)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period May 1, 2007 through June 15, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$42,462	$6,822	$(51)	$49,233
Cost of goods sold	33,381	3,935	(51)	37,265
Gross profit	9,081	2,887	-	11,968

Operating expenses:
Selling, general and administrative	14,465	496	-	14,961
Amortization	667	121	-	788
	15,132	617	-	15,749
Income (loss) from operations	(6,051)	2,270	-	(3,781)

Interest expense (income)	3,379	(26)	-	3,353
Income (loss) before equity in earnings of
subsidiary and income taxes	(9,430)	2,296	-	(7,134)

Equity in earnings of subsidiary	(1,559)	-	1,559	-
Income (loss) before income taxes	(7,871)	2,296	(1,559)	(7,134)

Income tax expense (benefit)	(1,930)	737	-	(1,193)
Net income (loss)	$(5,941)	$1,559	$(1,559)	$(5,941)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through July 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$43,413	$5,996	$(735)	$48,674
Cost of goods sold	38,380	4,312	(735)	41,957
Gross profit	5,033	1,684	-	6,717

Operating expenses:
Selling, general and administrative	2,566	458	-	3,024
Amortization	3,625	695	-	4,320
	6,191	1,153	-	7,344
Income (loss) from operations	(1,158)	531	-	(627)

Interest expense (income)	3,391	(38)	-	3,353
Income (loss) before equity in earnings of
subsidiary and income taxes	(4,549)	569	-	(3,980)

Equity in earnings of subsidiary	(358)	-	358	-
Income (loss) before income taxes	(4,191)	569	(358)	(3,980)

Income tax expense (benefit)	(923)	211	-	(712)
Net income (loss)	$(3,268)	$358	$(358)	$(3,268)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period February 1, 2007 through June 15, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$119,245	$19,115	$(121)	$138,239
Cost of goods sold	95,384	11,159	(121)	106,422
Gross profit	23,861	7,956	-	31,817

Operating expenses:
Selling, general and administrative	19,625	1,419	-	21,044
Amortization	2,000	363	-	2,363
	21,625	1,782	-	23,407
Income from operations	2,236	6,174	-	8,410

Interest expense (income)	10,062	(71)	-	9,991
Income (loss) before equity in earnings of
subsidiary and income taxes	(7,826)	6,245	-	(1,581)

Equity in earnings of subsidiary	(4,039)	-	4,039	-
Income (loss) before income taxes	(3,787)	6,245	(4,039)	(1,581)

Income tax expense (benefit)	(1,276)	2,206	-	930
Net income (loss)	$(2,511)	$4,039	$(4,039)	$(2,511)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Period June 16, 2007 through July 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,268)	$358	$(358)	$(3,268)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,274	756	-	5,030
Amortization of deferred debt expenses and
bond premium	48	-	-	48
Write-up of inventory	2,579	285		2,864
Deferred income taxes	(2,163)	(316)	-	(2,479)
Incentive unit expense	166	-	-	166
Equity in earnings of subsidiary	(358)	-	358	-
Change in assets and liabilities:
Accounts receivable	(69)	343	-	274
Intercompany account receivable and payable	(500)	500	-	-
Inventories	3,505	(1,937)	-	1,568
Other current and non-current assets	452	(36)	-	416
Accounts payable	(7,584)	1,562	-	(6,022)
Accrued expenses	2,612	96	-	2,708
Income taxes	(2,279)	(300)	-	(2,579)
Net cash provided by (used in)
operating activities	(2,585)	1,311	-	(1,274)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(715)	(14)	-	(729)
Intercompany note receivable	-	(662)	662	-
Net cash used in investing activities	(715)	(676)	662	(729)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	4,941	-	-	4,941
Dividend	(3,800)	-	-	(3,800)
Proceeds from parent company	1,962	-	-	1,962
Intercompany note payable	662	-	(662)	-
Payments of financing fees	(151)	-	-	(151)
Net cash provided by financing activities	3,614	-	(662)	2,952

Net increase in cash	314	635	-	949

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$4,162	$1,241	$-	$5,403

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2007 through June 15, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,511)	$4,039	$(4,039)	$(2,511)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,997	554	-	4,551
Amortization of deferred debt expenses	576	-	-	576
Loss on disposal of property, plant and equipment	-	16	-	16
Deferred income taxes	(1,541)	(305)	-	(1,846)
Incentive unit expense	4,079	-	-	4,079
Equity in earnings of subsidiary	(4,039)	-	4,039	-
Change in assets and liabilities:
Accounts receivable	(3,666)	(2,184)	-	(5,850)
Intercompany account receivable and payable	(8)	8	-	-
Inventories	(17,846)	832	-	(17,014)
Other current and non-current assets	316	282	-	598
Accounts payable	15,730	(1,359)	-	14,371
Accrued expenses	(7,249)	(518)	-	(7,767)
Income taxes	(1,403)	1,201	-	(202)
Net cash provided by (used in)
operating activities	(13,565)	2,566	-	(10,999)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,812)	(640)	-	(2,452)
Intercompany note receivable	-	(1,525)	1,525	-
Net cash used in investing activities	(1,812)	(2,165)	1,525	(2,452)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	12,324	-	-	12,324
Intercompany note payable	1,525	-	(1,525)	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	13,799	-	(1,525)	12,274

Net increase (decrease) in cash	(1,578)	401	-	(1,177)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,848	$606	$-	$4,454

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited condensed consolidated financial statements, including the notes thereto, contained herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.  See the discussion of Successor and Predecessor I and II under Note 1 to the unaudited condensed consolidated financial statements.  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

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

The Company has based these forward-looking statements on current expectations, assumptions, estimates and projections.  While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control.  These and other important factors may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results, performance or achievements to differ from the Company’s expectations include:

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

The Company’s highlights for the three and six months ended July 31, 2007 included the following:

▪

the sale of 100% of RGCH Corp., the Company’s direct parent, to RG Tube for an aggregate purchase price of $211.5 million; concurrently, the amendment of the Revolving Credit Facility to increase the borrowing capacity by $20.0 million to $80.0 million;

▪

increase in net sales of 52.5% to $97.9 million in total for the periods May 1, 2007 through June 15, 2007 ($49.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million), as compared to $64.2 million in the second quarter of fiscal 2007; increase in net sales of 52.1% to $186.9 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million), as compared to $122.9 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through July 31, 2006 ($118.9 million);

▪

increase in gross profit of 32.2% to $18.7 million in total for the periods May 1, 2007 through June 15, 2007 ($12.0 million) and June 16, 2007 through July 31, 2007 ($6.7 million), as compared to $14.1 million in the second quarter of fiscal 2007; increase in gross profit of 57.7% to $38.5 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through July 31, 2007 ($6.7 million), as compared to $24.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through July 31, 2006 ($23.5 million); and

▪

Adjusted EBITDA (1) increase of 41.6% to $16.8 million in total for the periods May 1, 2007 through June 15, 2007 ($9.5 million) and June 16, 2007 through July 31, 2007 ($7.3 million), as compared to $11.9 million in the second quarter of fiscal 2007; Adjusted EBITDA increase of 51.9% to $32.0 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through July 31, 2007 ($7.3 million), as compared to $21.1 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through July 31, 2006 ($20.2 million).

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net (loss) income plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the DLJ Acquisition and CH Acquisition as shown below (in thousands):

	Successor	Predecessor II
	Period	Period	Three
	June 16,	May 1,	Months
	2007 through	2007 through	Ended
	July 31,	June 15,	July 31,
	2007	2007	2006

Net income (loss)	$(3,268)	$(5,941)	$1,012
Income tax expense (benefit)	(712)	(1,193)	736
Interest expense	3,353	3,353	6,310
Depreciation and amortization	5,030	1,545	3,308
EBITDA	4,403	(2,236)	11,366
Write-up of inventory	2,864	-	512
Equity compensation expense	-	3,989	-
Fees and charges-termination of
management agreement	-	4,844	-
Compensation expense	-	2,962	-
Adjusted EBITDA	$7,267	$9,559	$11,878

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	July 31,	June 15,	July 31,	February 7,
	2007	2007	2006	2006

Net loss	$(3,268)	$(2,511)	$(445)	$(4,077)
Income tax expense (benefit)	(712)	930	(283)	(2,663)
Interest expense	3,353	9,991	11,966	336
Depreciation and amortization	5,030	4,551	6,695	110
EBITDA	4,403	12,961	17,933	(6,294)
Extinguishment of deferred debt expenses	-	-	-	535
Write-up of inventory	2,864	-	2,288	-
Equity compensation expense	-	3,989	-	-
Fees and charges-termination of
management agreement	-	4,844	-	-
Compensation expense	-	2,962	-	6,616
Adjusted EBITDA	$7,267	$24,756	$20,221	$857

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

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.  Some of these limitations are:

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor	Predecessor II	Total*	Predecessor II
	Period	Period	Three	Three
	June 16,	May 1,	Months	Months
	2007 through	2007 through	Ended	Ended
	July 31,	June 15,	July 31,	July 31,	%
	2007	2007	2007	2006	Change

Net sales	100.0%	100.0%	100.0%	100.0%	52.5%
Cost of good sold	86.2	75.7	80.9	78.0	58.3
Gross profit	13.8	24.3	19.1	22.0	32.2

Operating expenses:
Selling, general and administrative	6.2	30.4	18.4	6.7	319.5
Amortization	8.9	1.6	5.2	2.8	186.0
	15.1	32.0	23.6	9.5	280.3
Income (loss) from operations	(1.3)	(7.7)	(4.5)	12.5	(154.7)

Interest expense	6.9	6.8	6.8	9.8	6.3
Income (loss) before income taxes	(8.2)	(14.5)	(11.3)	2.7	(735.8)

Income tax expense (benefit)	(1.5)	(2.4)	(1.9)	1.1	(358.8)
Net income (loss)	(6.7)%	(12.1)%	(9.4)%	1.6%	(1,010.0)

	Successor	Predecessor II	Total*	Predecessor II	Predecessor I	Total*
	Period	Period	Six	Period	Period	Six
	June 16,	February 1,	Months	February 8,	February 1,	Months
	2007 through	2007 through	Ended	2006 through	2006 through	Ended
	July 31,	June 15,	July 31,	July 31,	February 7,	July 31,	%
	2007	2007	2007	2006	2006	2006	Change

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	52.1%
Cost of good sold	86.2	77.0	79.4	80.2	76.3	80.1	50.7
Gross profit	13.8	23.0	20.6	19.8	23.7	19.9	57.7

Operating expenses:
Selling, general and administrative	6.2	15.2	12.9	7.0	182.7	12.7	53.7
Amortization	8.9	1.7	3.6	3.3	.3	3.2	69.6
	15.1	16.9	16.5	10.3	183.0	15.9	56.9
Income (loss) from operations	(1.3)	6.1	4.1	9.5	(159.3)	4.0	61.0

Interest expense	6.9	7.2	7.1	10.1	8.4	10.0	8.5
Loss before income taxes	(8.2)	(1.1)	(3.0)	(.6)	(167.7)	(6.0)	(25.5)

Income tax expense (benefit)	(1.5)	.7	.1	(.2)	(66.2)	(2.4)	(107.4)
Net loss	(6.7)%	(1.8)%	(3.1)%	(.4)%	(101.5)%	(3.6)%	27.8

*

Used for comparative purposes

Selected Factors that Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas exploration.

Overall demand for stainless steel, specialty alloy and titanium tubing products has been robust for the last several years.  Driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications, the Company has experienced growth in volume of sales.  The following table presents volume of sales and market pricing information for the respective periods:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Feet shipped (millions)	36.3	33.3	74.6	66.9

Stainless steel price index*	245.0	146.9	274.3	156.1

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through increases in the cost of raw materials to customers, significant increases can lead customers to temporarily delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant increases in the cost of raw materials such as nickel, molybdenum and titanium over the last several years.  In products containing nickel and titanium, the Company has experienced softness, particularly in the first half of fiscal 2007, which the Company believes is attributable to customers depleting existing inventories and assessing whether the rapid rise in price levels will continue.

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

Results of Operations – Periods May 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007 as Compared to the Three Months Ended July 31, 2006

Net Sales

Overall - Net sales increased $33.7 million, or 52.5%, to $97.9 million in total for the periods May 1, 2007 through June 15, 2007 ($49.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million), as compared to $64.2 million in the second quarter of fiscal 2007.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($12.8 million); (ii) an increase in the sales volume of nickel products ($16.2 million), offset by decreases in the sales volume of heat exchanger, high purity/electropolished and general commercial products ($12.6 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($18.7 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped increased by 9.1% to 36.3 million feet in total for the periods May 1, 2007 through June 15, 2007 (18.7 million feet) and June 16, 2007 through July 31, 2007 (17.6 million feet), as compared to 33.3 million feet in the second quarter of fiscal 2007.  This increase in total feet shipped was primarily due to (i) the acquisition of Greenville; and (ii) increases in the sales volume of nickel products, offset by decreases in the sales volume of beverage coil and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $19.7 million, or 74.5%, to $46.1 million in total for the periods May 1, 2007 through June 15, 2007 ($22.4 million) and June 16, 2007 through July 31, 2007 ($23.7 million), as compared to $26.4 million in the second quarter of fiscal 2007.  This increase in sales was primarily due to (i) the acquisition of Greenville ($2.9 million); (ii) an increase in the sales volume of nickel products ($16.2 million), offset by a decrease in the sales volume of heat exchanger products ($1.5 million); and (iii) an increase in the average selling price of heat exchanger products ($6.3 million), offset by a decrease in the average selling price of nickel products ($3.1 million).

Feet shipped of chemical/petrochemical processing and power generation products increased by 27.1% to 10.8 million feet in total for the periods May 1, 2007 through June 15, 2007 (5.2 million feet) and June 16, 2007 through July 31, 2007 (5.6 million feet), as compared to 8.5 million feet in the second quarter of fiscal 2007.

Energy Products - Net sales of energy products increased $.4 million, or 3.2%, to $14.5 million in total for the periods May 1, 2007 through June 15, 2007 ($7.5 million) and June 16, 2007 through July 31, 2007 ($7.0 million), as compared to $14.1 million in the second quarter of fiscal 2007.  This increase in sales was primarily due to the acquisition of Greenville ($.8 million).

Feet shipped of energy products increased by 8.8% to 10.3 million feet in total for the periods May 1, 2007 through June 15, 2007 (5.6 million feet) and June 16, 2007 through July 31, 2007 (4.7 million feet), as compared to 9.5 million feet in the second quarter of fiscal 2007.

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $1.8 million, or 18.2%, to $11.5 million in total for the periods May 1, 2007 through June 15, 2007 ($5.8 million) and June 16, 2007 through July 31, 2007 ($5.7 million), as compared to $9.7 million in the second quarter of fiscal 2007.  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products, offset by a decrease in the sales volume of these products.

Feet shipped of food, beverage and pharmaceuticals products decreased by 34.8% to 3.8 million feet in total for the periods May 1, 2007 through June 15, 2007 (1.8 million feet) and June 16, 2007 through July 31, 2007 (2.0 million feet), as compared to 5.8 million feet in the second quarter of fiscal 2007.  This decrease in feet shipped was primarily due to a decrease in the sales volume of beverage coil products.

General Commercial Products - Net sales of general commercial products increased $11.8 million, or 84.4%, to $25.8 million in total for the periods May 1, 2007 through June 15, 2007 ($13.5 million) and June 16, 2007 through July 31, 2007 ($12.3 million), as compared to $14.0 million in the second quarter of fiscal 2007.  This increase in sales was primarily due to (i) the acquisition of Greenville ($8.9 million); and (ii) an increase in average selling price ($11.2 million), offset by a decrease in sales volume ($8.3 million).

Feet shipped of general commercial products increased by 20.4% to 11.4 million feet in total for the periods May 1, 2007 through June 15, 2007 (6.1 million feet) and June 16, 2007 through July 31, 2007 (5.3 million feet), as compared to 9.5 million feet in the second quarter of fiscal 2007.  This increase in feet shipped was primarily due to the acquisition of Greenville, offset by decreases in the sales volume of RathGibson’s existing products.

Gross Profit

Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs (which include internal transfer costs).  The Company’s gross profit margins may not be comparable to the gross profit margins of other entities due to the classification of certain costs.

Gross profit was $18.7 million in total for the periods May 1, 2007 through June 15, 2007 ($12.0 million) and June 16, 2007 through July 31, 2007 ($6.7 million), an increase of $4.6 million, or 32.2%, as compared to $14.1 million in the second quarter of fiscal 2007.  The increase in gross profit was primarily due to the acquisition of Greenville ($4.6 million) and organic growth of net sales, offset by a $2.4 million increase in non-recurring, non-cash purchase accounting adjustments to $2.9 million in the period June 16, 2007 through July 31, 2007, as compared to $.5 million in the second quarter of fiscal 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $5.9 million and $2.3 million, respectively, greater than their historical cost.  $2.9 million and $.5 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the period June 16, 2007 through July 31, 2007 and the second quarter of fiscal 2007, respectively, as the associated inventories were sold.

Gross profit margin decreased to 19.1% in total for the periods May 1, 2007 through June 15, 2007 (24.3%) and June 16, 2007 through July 31, 2007 (13.8%), as compared to 22.0% in the second quarter of fiscal 2007.  The decrease in gross profit margin was primarily due to a $2.4 million increase in the non-recurring, non-cash purchase accounting adjustment to $2.9 million in the period June 16, 2007 through July 31, 2007, as compared to $.5 million in the second quarter of fiscal 2007.

Gross profit per foot shipped amounted to $.51/foot ($.59/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.08/foot) in total for the periods May 1, 2007 through June 15, 2007 ($.64/foot) and June 16, 2007 through July 31, 2007 ($.38/foot), as compared to $.39/foot ($0.40/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.01/foot) in the second quarter of fiscal 2007.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses increased $13.6 million, or 319.5%, to $17.9 million in total for the periods May 1, 2007 through June 15, 2007 ($14.9 million) and June 16, 2007 through July 31, 2007 ($3.0 million), as compared to $4.3 million in the second quarter of fiscal 2007.  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.0 million); and (ii) $11.8 million in non-recurring expenses recorded in connection with the DLJ Acquisition.  During the period May 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.

Amortization expense increased $3.3 million, or 186.0%, to $5.1 million in total for the periods May 1, 2007 through June 15, 2007 ($.8 million) and June 16, 2007 through July 31, 2007 ($4.3 million), as compared to $1.8 million in the second quarter of fiscal 2007.  The increase in amortization expense was primarily due to the non-recurring amortization of $3.6 million recorded in the period June 16, 2007 through July 31, 2007 related to an intangible asset-backlog recorded in connection with the DLJ Acquisition, as compared to $.5 million recorded in connection with the CH Acquisition during the second quarter of fiscal 2007.

Interest Expense

Interest expense increased $.4 million, or 6.3%, to $6.7 million in total for the periods May 1, 2007 through June 15, 2007 ($3.4 million) and June 16, 2007 through July 31, 2007 ($3.3 million), as compared to $6.3 million in the second quarter of fiscal 2007.  The increase in interest expense was primarily due to an increased principal amount of indebtedness.

The Company’s credit agreements assessed interest at a weighted average rate of 10.6% and 10.8% at July 31, 2007 and January 31, 2007, respectively.

Income Tax Expense

Income tax benefit amounted to $1.9 million in total for the periods May 1, 2007 through June 15, 2007 ($1.2 million) and June 16, 2007 through July 31, 2007 ($.7 million), as compared to an income tax expense of $.8 million in the second quarter of fiscal 2007.  These tax provisions reflect effective tax rates of 17.1% in total for the periods May 1, 2007 through June 15, 2007 (16.7%) and June 16, 2007 through July 31, 2007 (17.8%), as compared to 42.1% in the second quarter of fiscal 2007.  The decrease in the effective tax rate is primarily due to the non-deductibility of incentive unit expense amounting to $4.0 million and $.2 million recorded in the periods May 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007, respectively, and the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate (35% and 34% for fiscal 2008 and 2007, respectively) is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

Results of Operations – Periods February 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007 as Compared to the Periods February 1, 2006 through February 7, 2006 and February 8, 2006 through July 31, 2006

Net Sales

Overall - Net sales increased $64.0 million, or 52.1%, to $186.9 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million), as compared to $122.9 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through July 31, 2006 ($118.9 million).  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($25.1 million); (ii) an increase in the sales volume of nickel products ($16.2 million), offset by a decrease in the sales volume of general commercial products ($14.1 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($43.5 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped increased by 11.6% to 74.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through July 31, 2007 (17.6 million feet), as compared to 66.9 million feet in total for the periods February 1, 2006 through February 7, 2006 (2.3 million feet) and February 8, 2006 through July 31, 2006 (64.6 million feet).  This increase in total feet shipped was primarily due to (i) the acquisition of Greenville; and (ii) increases in the sales volume of nickel and pressure coil products, offset by decreases in the sales volume of encapsulated wire and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $30.7 million, or 59.7%, to $82.2 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through July 31, 2007 ($23.7 million), as compared to $51.5 million in total for the periods February 1, 2006 through February 7, 2006 ($1.6 million) and February 8, 2006 through July 31, 2006 ($49.9 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($6.2 million); (ii) an increase in the sales volume of nickel products ($16.2 million); and (iii) an increase in the average selling price of heat exchanger products ($8.5 million).

Feet shipped of chemical/petrochemical processing and power generation products increased by 15.3% to 20.8 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through July 31, 2007 (5.6 million feet), as compared to 18.0 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million feet) and February 8, 2006 through July 31, 2006 (16.9 million feet).

Energy Products - Net sales of energy products increased $2.6 million, or 9.7%, to $29.5 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through July 31, 2007 ($7.0 million), as compared to $26.9 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through July 31, 2006 ($26.4 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($1.5 million); and (ii) an increase in the average selling price of energy products ($1.1 million).

Feet shipped of energy products increased by 8.4% to 20.7 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through July 31, 2007 (4.7 million feet), as compared to 19.1 million feet in total for the periods February 1, 2006 through February 7, 2006 (.3 million feet) and February 8, 2006 through July 31, 2006 (18.8 million feet).

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $4.9 million, or 27.6%, to $22.3 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through July 31, 2007 ($5.7 million), as compared to $17.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.7 million) and February 8, 2006 through July 31, 2006 ($16.7 million).  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products, offset by a decrease in the sales volume of these products.

Feet shipped of food, beverage and pharmaceuticals products decreased by 10.4% to 9.0 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through July 31, 2007 (2.0 million feet), as compared to 10.1 million feet in total for the periods February 1, 2006 through February 7, 2006 (.1 million feet) and February 8, 2006 through July 31, 2006 (10.0 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of beverage coil products.

General Commercial Products - Net sales of general commercial products increased $25.8 million, or 95.3%, to $52.9 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through July 31, 2007 ($12.3 million), as compared to $27.1 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through July 31, 2006 ($25.9 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($16.9 million); and (ii) an increase in average selling price of general commercial products ($23.1 million), offset by a decrease in sales volume of these products ($14.2 million).

Feet shipped of general commercial products increased by 22.5% to 24.1 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through July 31, 2007 (5.3 million feet), as compared to 19.7 million feet in total for the periods February 1, 2006 through February 7, 2006 (.8 million feet) and February 8, 2006 through July 31, 2006 (18.9 million feet).  This increase in feet shipped was primarily due to the acquisition of Greenville, offset by decreases in the sales volume of RathGibson’s existing products.

Gross Profit

Gross profit was $38.5 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through July 31, 2007 ($6.7 million), an increase of $14.1 million, or 57.7%, as compared to $24.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through July 31, 2006 ($23.5 million).  The increase in gross profit was primarily due to the acquisition of Greenville ($9.7 million) and organic growth of net sales, offset by a $.6 million increase in non-recurring, non-cash purchase accounting adjustments to $2.9 million in the period June 16, 2007 through July 31, 2007, as compared to $2.3 million in the period February 8, 2006 through July 31, 2006.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $5.9 million and $2.3 million, respectively, greater than their historical cost.  $2.9 million and $2.3 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the period June 16, 2007 through July 31, 2007 and the period February 8, 2006 through July 31, 2006, respectively, as the associated inventories were sold.

Gross profit margin increased to 20.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through July 31, 2007 (13.8%), as compared to 19.9% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through July 31, 2006 (19.8%).  The increase in gross profit margin was primarily due to (i) the acquisition of Greenville which contributed a gross profit margin of 39.5% (excluding non-recurring, non-cash purchase accounting adjustments); and (ii) lower sales volumes of pressure coil products and high costs of production relating to heavy wall sub-sea umbilical products in the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through July 31, 2006.

Gross profit per foot shipped amounted to $.52/foot ($.55/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.03/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through July 31, 2007 ($.38/foot), as compared to $.37/foot ($0.40/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.03/foot) in total for the periods February 1, 2006 through February 7, 2006 ($.42/foot) and February 8, 2006 through July 31, 2006 ($.36/foot).

Operating Expenses

Selling, general and administrative expenses increased $8.3 million, or 53.7%, to $24.0 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through July 31, 2007 ($3.0 million), as compared to $15.7 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through July 31, 2006 ($8.4 million).  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.9 million); and (ii) $11.8 million in non-recurring expenses recorded during the period February 1, 2007 through June 15, 2007 in connection with the DLJ Acquisition, as compared to $7.1 million in non-recurring expenses recorded during the period February 1, 2006 through February 7, 2006 in connection with the CH Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  During the period February 1, 2006 through February 7, 2006, the Company recorded the following acquisition related expenses:  (i) the extinguishment of deferred debt expenses of $.5 million; and (ii) the recognition of compensation expense of $6.6 million relating to settlement of outstanding stock options, phantom rights and management bonuses.

Amortization expense increased $2.8 million, or 69.6%, to $6.7 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through July 31, 2007 ($4.3 million), as compared to $3.9 million in total for the periods February 1, 2006 through February 7, 2006 (less than $.1 million) and February 8, 2006 through July 31, 2006 ($3.9 million).  The increase in amortization expense was primarily due to the non-recurring amortization of $3.6 million recorded in the period June 16, 2007 through July 31, 2007 related to an intangible asset-backlog recorded in connection with the DLJ Acquisition, as compared to $1.4 million recorded in connection with the CH Acquisition during the period February 8, 2006 through July 31, 2006.

Interest Expense

Interest expense increased $1.0 million, or 8.5%, to $13.3 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through July 31, 2007 ($3.3 million), as compared to $12.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.3 million) and February 8, 2006 through July 31, 2006 ($12.0 million).  The increase in interest expense was primarily due to an increased principal amount of indebtedness.

The Company’s credit agreements assessed interest at a weighted average rate of 10.6% and 10.8% at July 31, 2007 and January 31, 2007, respectively.

Income Tax Expense

Income tax expense amounted to $.2 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through July 31, 2007 ($.7 million of income tax benefit), as compared to an income tax benefit of $2.9 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million) and February 8, 2006 through July 31, 2006 ($.3 million).  These tax provisions reflect effective tax rates of -3.9% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through July 31, 2007 (17.8%), as compared to 39.4% in total for the periods February 1, 2006 through February 7, 2006 (39.5%) and February 8, 2006 through July 31, 2006 (38.8%).  The decrease in the effective tax rate and resulting negative effective tax rate is primarily due to the non-deductibility of incentive unit expense amounting to $4.0 million and $.2 million recorded in the period February 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007, respectively, and the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate (35% and 34% for fiscal 2008 and 2007, respectively) is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

Sales Order Backlog

The Company’s sales order backlog was $58.3 million at July 31, 2007 compared to $70.5 million at January 31, 2007.  Management estimates that nearly all of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

Liquidity and Capital Resources

Overview

The Company’s principal liquidity requirements are to service debt and meet working capital and capital expenditure needs.

The Company expects that cash generated from operating activities and availability under its Revolving Credit Facility will be the principal sources of liquidity.  The Company’s ability to make payments on and to refinance its indebtedness, including the Revolving Credit Facility and Senior Notes, and to fund working capital needs, planned capital expenditures and future acquisitions, will depend on the Company’s ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control.  Based on the current level of operations, the Company believes the cash flow from operations and available borrowings under the Revolving Credit Facility will be adequate to meet liquidity needs for at least the next twelve months.  Additionally, the Company does not expect to pay dividends to RGCH Corp. for the foreseeable future to service the interest requirements on RGCH Corp.’s PIK Notes.

Debt and Other Obligations

Concurrently with the closing of the CH Transactions, and as a condition thereof, the Company entered into a $50.0 million Revolving Credit Facility that matures on February 7, 2011.  Concurrently with the closings of the Greenville Acquisition and the DLJ Acquisition, the Company entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million and $20.0 million, respectively, to a total of $80.0 million, subject to borrowing base availability.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1% (9.25% at July 31, 2007) or (ii) LIBOR plus 2% (7.33% at July 31, 2007).  At July 31, 2007, the Company had $45.6 million outstanding and $34.4 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2007.

In connection with the CH Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2007.

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement with DLJ, an affiliate of DLJ Equity Fund, under which DLJ acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJ or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered for the remainder of fiscal 2008 and thereafter, an annual advisory fee of $1.0 million is payable in equal quarterly installments on the first business day of each calendar quarter.   For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During the period June 16, 2007 through July 31, 2007, $.1 million of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

On February 7, 2006, the Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition on June 15, 2007.  Accordingly, the Company recorded $4.8 million of termination fees and related charges to selling, general and administrative expenses within the condensed consolidated statements of operations.  As compensation for the services performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the CH Acquisition.  In addition, the Company paid Castle Harlan $.8 million on the date of the closing of the CH Acquisition for services rendered in connection with the CH Transactions.  For services rendered after fiscal 2007, an annual management fee is payable quarterly in advance and equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners).  For any additional equity contributions made by CHP IV or its affiliates (including their limited partners) to any of the Company, RGCH Corp. or RGCH LLC, the Company was obligated to pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.  During the period May 1, 2007 through June 15, 2007 and the second quarter of fiscal 2007, $.3 million and $.5 million, respectively, of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the periods February 1, 2007 through June 15, 2007 and February 8, 2006 through July 31, 2006, $.8 million and $1.0 million, respectively, of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

Working Capital

At July 31, 2007, the Company had working capital of $96.3 million, increasing from $65.5 million at January 31, 2007.

Cash Flows

Cash decreased $1.2 million in the period February 1, 2007 through June 15, 2007 and increased $1.0 million in the period June 16, 2007 through July 31, 2007, and in total for both periods decreased $.2 million, ending the period at $5.4 million.  Cash increased $.4 million in the period February 1, 2006 through February 7, 2006 and increased $.2 million in the period February 8, 2006 through July 31, 2006, and in total for both periods increased $.6 million, ending the period at $3.4 million.  The increase in the use of cash in total for the periods February 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007, as compared to the total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through July 31, 2006, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $12.2 million in total for the periods February 1, 2007 through June 15, 2007 ($11.0 million) and June 16, 2007 through July 31, 2007 ($1.2 million), as compared to generated cash of $2.7 million in total for the periods February 1, 2006 through February 7, 2006 (used cash of $3.0 million) and February 8, 2006 through July 31, 2006 (generated cash of $5.7 million).  The increase in the use of cash flows from operating activities was primarily due to increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

Investing Activities - The Company used cash for investing activities of $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.5 million) and June 16, 2007 through July 31, 2007 ($.7 million), as compared to $2.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through July 31, 2006 ($2.3 million).  These uses of cash were related to capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies.  The Company expects capital expenditures for the remainder of fiscal 2008 to be approximately $7.8 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities – Financing activities provided cash of $15.2 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through July 31, 2007 ($2.9 million), as compared to $.7 million in total for the periods February 1, 2006 through February 7, 2006 (generated cash of $3.9 million) and February 8, 2006 through July 31, 2006 (used cash of $3.2 million).  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the CH Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the CH Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  Net principal proceeds from the Revolving Credit Facility of $17.3 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through July 31, 2007 ($5.0 million) were used primarily to fund working capital requirements.  During the period February 8, 2006 through July 31, 2006, the Company made payments of $5.9 million on its Revolving Credit Facility.  In the period June 16, 2007 through July 31, 2007, the Company paid a dividend of $3.8 million, which was used to finance the earnout payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.  In the period February 8, 2006 through July 31, 2006, the Company received $2.6 million related to the working capital adjustment in connection with the CH Acquisition.

Off-balance Sheet Arrangements

At July 31, 2007, the Company did not have any off-balance sheet arrangements.

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

Goodwill and other intangible assets recorded in connection with the DLJ Acquisition are preliminary balances and are expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.  These appraisals and valuation studies are expected to be completed during fiscal 2008.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2008 by approximately $.3 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the second quarter of fiscal 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

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

Date: September 14, 2007

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)