Form 10-Q
period 2007-10-31
RathGibson Inc; Greenville Tube CO
filed 2007-12-12
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

Yes ☐ No ☒

At December 12, 2007, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

EXPLANATORY NOTE

On February 7, 2006, all of the outstanding equity interests in RathGibson, Inc. (“RathGibson” and together with its subsidiary, the “Company”) were acquired by RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RGCH LLC”) (referred to as the “CH Acquisition”).  Subsequently, on June 15, 2007, all of the equity interests in RGCH Corp. were sold to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  Each of the CH Acquisition and the DLJ Acquisition was accounted for using the purchase method of accounting, and accordingly, the Company’s financial condition and results of operations for the periods after each of the CH Acquisition and the DLJ Acquisition will not necessarily be comparable to prior periods.  In this Quarterly Report: (i) the Company’s financial statements at and for the three months ended October 31, 2007 and 2006 are presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); and (ii) the Company’s financial statements at and for the nine months ended October 31, 2007 and 2006 are presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor), for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I).  Additional information regarding the DLJ Acquisition and the CH Acquisition and the presentation of the Company’s financial statements in this Quarterly Report is contained in the notes to the financial statements included herein.

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007
Assets
Current assets:
Cash	$1,696	$5,631
Accounts receivable, net	53,919	54,464
Inventories	70,971	54,397
Prepaid expenses and other	3,103	3,189
Refundable income taxes	2,113	1,028
Deferred income taxes	3,134	1,812
Total current assets	134,936	120,521

Property, plant and equipment, net	48,832	44,150

Goodwill	241,592	134,823
Other intangible assets, net	150,310	103,324
Deferred financing costs and other	335	9,458
Total assets	$576,005	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$26,068	$22,832
Accrued expenses	13,655	29,550
Income taxes payable	292	2,684
Total current liabilities	40,015	55,066

Long-term debt	257,987	228,295

Deferred income taxes	74,208	60,761

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	208,853	68,287
Accumulated deficit	(5,058)	(133)
Total stockholder’s equity	203,795	68,154
Total liabilities and stockholder’s equity	$576,005	$412,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor II
	Three Months Ended
	October 31,
	2007	2006

Net sales	$86,448	$77,738
Cost of goods sold	74,756	60,347
Gross profit	11,692	17,391

Operating expenses:
Selling, general and administrative	6,660	5,301
Amortization	2,991	1,783
	9,651	7,084
Income from operations	2,041	10,307

Interest expense	6,187	6,801
Income (loss) before income taxes	(4,146)	3,506

Income tax expense (benefit)	(2,356)	1,312
Net income (loss)	$(1,790)	$2,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	October 31,	June 15,	October 31,	February 7,
	2007	2007	2006	2006

Net sales	$135,122	$138,239	$196,627	$4,020
Cost of goods sold	116,713	106,422	155,751	3,067
Gross profit	18,409	31,817	40,876	953

Operating expenses:
Selling, general and administrative	9,684	21,044	13,619	7,346
Amortization	7,311	2,363	5,712	11
	16,995	23,407	19,331	7,357
Income (loss) from operations	1,414	8,410	21,545	(6,404)

Interest expense	9,540	9,991	18,767	336
Income (loss) before income taxes	(8,126)	(1,581)	2,778	(6,740)

Income tax expense (benefit)	(3,068)	930	1,029	(2,663)
Net income (loss)	$(5,058)	$(2,511)	$1,749	$(4,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through
	October 31,	June 15,	October 31,	February 7,
	2007	2007	2006	2006
Cash flows from operating activities:
Net income (loss)	$(5,058)	$(2,511)	$1,749	$(4,077)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	9,445	4,551	9,434	110
Amortization of deferred debt expenses and
bond premium	(419)	576	1,090	-
Extinguishment of deferred debt expenses	-	-	-	535
Write-up of inventory	5,845	-	2,407	-
Loss on disposal of property, plant and equipment	-	16	-	-
Deferred income taxes	(4,183)	(1,846)	-	(2,313)
Incentive unit expense	565	4,079	167	-
Compensation expense - transaction cost	-	-	-	54
Change in assets and liabilities:
Accounts receivable	6,395	(5,850)	(12,554)	(1,403)
Inventories	580	(17,014)	(23,333)	(385)
Other current and non-current assets	883	598	597	(66)
Accounts payable	(11,153)	14,371	12,074	2,088
Accrued expenses	(3,173)	(7,767)	7,094	2,771
Income taxes	(3,275)	(202)	733	(350)
Net cash used in operating activities	(3,548)	(10,999)	(542)	(3,036)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,784)	(2,452)	(4,259)	(498)
Cash paid for acquisition, net of cash acquired	-		(34,522)
Net cash used in investing activities	(3,784)	(2,452)	(38,781)	(498)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	6,571	12,324	37,337	6,980
Net payments on old revolving credit facility	-	-	-	(30,919)
Purchase price adjustment	-	-	2,608	-
Dividend	(3,800)	-	-	-
Proceeds from (payments to) parent company	1,962	-	-	(23,062)
Proceeds from bonds payable	-	-	-	200,000
Payments on long-term debt, bank	-	-	-	(139,500)
Payments of financing fees	(159)	(50)	(504)	(9,579)
Equity contributions	-	-	560	-
Net cash provided by financing activities	4,574	12,274	40,001	3,920

Net increase (decrease) in cash	(2,758)	(1,177)	678	386

Cash at beginning of period	4,454	5,631	3,228	2,842
Cash at end of period	$1,696	$4,454	$3,906	$3,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

(1)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy welded tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathTM, Gibson Tube® and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJMBP”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $212,088, including a contingent payment of $3,376 made by RG Tube in the second quarter of fiscal 2008.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the second quarter of fiscal 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm, which was settled at closing (Note 13); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the third quarter of fiscal 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 12).

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Current assets	$153,527
Property, plant and equipment	47,182
Goodwill	241,592
Other intangible assets	153,000
Other assets	342
Total assets acquired	595,643
Current liabilities	(57,479)
Long-term debt	(251,868)
Deferred income tax liability	(74,208)
Total liabilities assumed	(383,555)
Purchase price paid	$212,088

Approximately $32,600 of the goodwill recorded as part of the DLJ Acquisition will be deductible for income tax purposes.  At October 31, 2007, the allocation of the purchase price has been made on a preliminary basis and is awaiting finalization of valuations of the estimated fair value of the assets acquired, including related business segments, and liabilities assumed, including debt outstanding.  These valuations are expected to be completed during fiscal 2008.  The ultimate value assigned to the tangible and intangible assets and liabilities may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets and liabilities will include estimates of market values, future cash flows and useful lives.

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

October 31, 2007

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

The results for the nine months ended October 31, 2007 include the Company’s results through June 15, 2007 (Predecessor II) and after the DLJ Acquisition (Successor).  The results for the nine months ended October 31, 2006 include the Company’s results through February 7, 2006 (Predecessor I) and after the CH Acquisition (Predecessor II).  As part of the DLJ Acquisition and the CH Acquisition, the Company entered into various financing arrangements and each acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of each of the acquisitions will not necessarily be comparable to prior periods.

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

October 31, 2007

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on February 1, 2007.  See Note 11 for the impact of the adoption on the Company’s financial statements.

(4)

BUSINESS COMBINATIONS

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37,316 in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, and delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from the amended Revolving Credit Facility (Note 10), which was increased to $60,000 in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the consolidated financial statements since the date of such acquisition.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

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

The unaudited pro forma financial information for the three and nine months ended October 31, 2006 in the table below summarizes the combined results of operations of RathGibson (both Predecessor I and Predecessor II periods) and Greenville, on a pro forma basis, as though the companies had been combined as of February 1, 2006.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Greenville Acquisition had taken place at February 1, 2006.  The unaudited pro forma financial information includes the purchase accounting adjustments on historical Greenville inventory, adjustments to depreciation on acquired machinery and equipment, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

	Three	Nine
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2006	2006

Net sales	$79,307	$218,477
Net income (loss)	2,096	(942)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

(5)

INVENTORIES

Inventories consist of the following:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007

Raw materials	$47,951	$34,326
Work in process	9,902	3,157
Finished goods	13,118	16,914
Total inventories	$70,971	$54,397

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007

Leasehold improvements	$1,597	$1,817
Machinery and equipment	42,891	43,559
Office equipment, furniture and other	936	1,101
Construction in progress	5,542	2,788
	50,966	49,265
Less accumulated depreciation	(2,134)	(5,115)
Total property, plant and equipment, net	$48,832	$44,150

Depreciation expense for the three months ended October 31, 2007 and 2006 was $1,424 and $956, respectively.  Depreciation expense for the period June 16, 2007 through October 31, 2007 and the period February 1, 2007 through June 15, 2007 was $2,134 and $2,188, respectively.  Depreciation expense for the period February 8, 2006 through October 31, 2006 and the period February 1, 2006 through February 7, 2006 was $3,722 and $99, respectively.

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with each of the DLJ Acquisition, Greenville Acquisition and CH Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	Successor			Predecessor II
	October 31, 2007			January 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$124,000	$2,690	$121,310	$94,500	$5,776	$88,724
Tradenames	29,000	-	29,000	14,600	-	14,600
Total intangibles	$153,000	$2,690	$150,310	$109,100	$5,776	$103,324

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, amortizable intangible assets are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.

The Company recorded backlog of $5,200, $7,330 and $300 in connection with the DLJ Acquisition, CH Acquisition and Greenville Acquisition, respectively.  The DLJ Acquisition backlog is amortized principally by an accelerated method over their estimated useful lives ranging from one to eight months.  The CH Acquisition and Greenville Acquisition backlog was fully amortized in the fiscal year ended January 31, 2007.

Amortization expense consists of the following:

	Successor	Predecessor II
	Three Months Ended
	October 31,
	2007	2006

Intangibles	$1,932	$1,298
Backlog	1,059	485
Total amortization expense	$2,991	$1,783

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	October 31,	June 15,	October 31,	February 7,
	2007	2007	2006	2006

Intangibles	$2,690	$2,363	$3,822	$11
Backlog	4,621	-	1,890	-
Total amortization expense	$7,311	$2,363	$5,712	$11

The estimated future amortization expense of intangible assets at October 31, 2007 is as follows:

Fiscal years ending January 31,
2008 (remaining three months)	$2,372
2009	10,602
2010	10,267
2011	9,892
2012	9,550

(8)

DEFERRED FINANCING COSTS

In connection with the DLJ Acquisition, $8,638 of the existing deferred financing costs were eliminated in purchase accounting.

(9)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007

Accrued compensation	$5,551	$6,041
Interest payable	4,834	10,626
Due to seller	-	7,512
Other	3,270	5,371
Total accrued expenses	$13,655	$29,550

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

(10)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007

Revolving Credit Facility	$47,190	$28,295
Senior Notes	210,797	200,000
Total long-term debt	$257,987	$228,295

Concurrently with the closing of the CH Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and repaid in full the revolving credit facility then outstanding.  Concurrently with the closing of the Greenville Acquisition and the DLJ Acquisition, RathGibson entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 and $20,000, respectively, to a total of $80,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of these amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1% (8.75% at October 31, 2007) or (ii) LIBOR plus 2% (7.00% at October 31, 2007).  At October 31, 2007, the Company had $30,873 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at October 31, 2007.

In connection with the CH Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2007.

In connection with the DLJ Acquisition, the Company has preliminarily adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $304 and $453 for the three months ended October 31, 2007 and the period June 16, 2007 through October 31, 2007, respectively.  The unamortized bond premium included in the Senior Notes was $10,797 at October 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

(11)

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

For all periods subsequent to the CH Acquisition and Greenville Acquisition, RathGibson and Greenville, respectively, are included in the Federal income tax return and certain state income tax returns of RGCH Corp.  RGCH Corp’s Federal tax returns for fiscal 2007 remain subject to examination by tax authorities.  The Company’s, RGCH Corp.’s or Greenville’s state tax returns for fiscal 2001 and thereafter generally remain subject to examination by taxing authorities.  Additionally, the Company has indemnification agreements with the sellers of RathGibson in the CH Acquisition and the sellers of Greenville in the Greenville Acquisition which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

(12)

EQUITY BASED COMPENSATION

Successor - RG Tube has allocated certain of its Class B units for incentive based grants primarily to executives and key employees of the Company.   The incentive units primarily vest based on the following:  (i) 33% vest on certain specified periods of continuing employment; and (ii) 67% vest on the achievement of certain performance-based targets.  Vesting of units may be accelerated upon a change of control.

No incentive units were granted during the three months ended October 31, 2007.  152,982 incentive units were granted during the period June 16, 2007 through October 31, 2007.  20,011 incentive units were vested at October 31, 2007.

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $399 and $565 for the three months ended October 31, 2007 and the period June 16, 2007 through October 31, 2007, respectively.  At October 31, 2007, total unrecognized incentive unit cost was approximately $2,174, which is expected to be recognized over a weighted-average remaining period of approximately 3 years.

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

No incentive units were granted during the period February 1, 2007 through June 15, 2007.  5,532 and 79,295 incentive units were granted during the three months ended October 31, 2006 and the period February 8, 2006 through October 31, 2006, respectively.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 during the period February 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

Although the incentive units were issued by RGCH LLC, the incentive units related to the employment of executives and key employees of the Company; accordingly, the expense was recognized in the Company’s financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $4,079 for the period February 1, 2007 through June 15, 2007.  Incentive unit expense for the three months ended October 31, 2006 and the period February 8, 2006 to October 31, 2006 amounted to $50 and $167, respectively.

(13)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement with DLJ Merchant Banking, Inc. (“DLJ”), an affiliate of DLJMBP, under which DLJ acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJ or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  During the three months ended October 31, 2007 and the period June 16, 2007 through October 31, 2007, the Company recorded an expense of $250 and $375, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded an expense of $5,577 (including $4,844 of fees and charges related to the termination of the management agreement) to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the three months ended October 31, 2006 and the period February 8, 2006 through October 31, 2006, the Company recorded an expense of $491 and $1,474, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

(14)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through
	October 31,	June 15,	October 31,	February 7,
	2007	2007	2006	2006
Cash paid during the period for:
Interest	$12,922	$12,281	$12,577	$501
Income taxes	4,390	2,978	287	-

(15)

SEGMENT REPORTING

The Company operates in primarily one business, which is the manufacturing of highly engineered premium stainless steel and alloy welded tubular products.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment is the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, depreciation and interest expense.

Information about each segment (after elimination of intercompany sales) is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Three months ended October 31, 2007:
Chemical/petrochemical processing and power
generation products	$31,933	$2,107	$3,107	$37,147
Energy products	-	14,851	526	15,377
Food, beverage and pharmaceutical products	8,638	777	229	9,644
General commercial products	10,880	5,170	8,230	24,280
Total net sales	51,451	22,905	12,092	86,448
Income (loss) from operations	(810)	(124)	2,975	2,041
Interest expense (income)	6,262	-	(75)	6,187
Income tax expense (benefit)	(3,688)	-	1,332	(2,356)
Net income (loss)	(3,384)	(124)	1,718	(1,790)
Depreciation and amortization	1,795	1,736	884	4,415
Capital expenditures	1,470	813	772	3,055

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Three months ended October 31, 2006:
Chemical/petrochemical processing and power
generation products	$23,956	$1,131	$2,042	$27,129
Energy products	-	12,300	540	12,840
Food, beverage and pharmaceutical products	10,837	845	327	12,009
General commercial products	12,465	8,220	5,075	25,760
Total net sales	47,258	22,496	7,984	77,738
Income from operations	6,021	2,776	1,510	10,307
Interest expense (income)	6,810	-	(9)	6,801
Income tax expense	731	-	581	1,312
Net income (loss)	(1,520)	2,776	938	2,194
Depreciation and amortization	1,544	569	626	2,739
Capital expenditures	1,064	851	72	1,987

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period June 16, 2007 through October 31, 2007:
Chemical/petrochemical processing and power
generation products	$53,122	$3,241	$4,524	$60,887
Energy products	-	21,511	891	22,402
Food, beverage and pharmaceutical products	13,684	1,289	305	15,278
General commercial products	15,875	8,312	12,368	36,555
Total net sales	82,681	34,353	18,088	135,122
Income (loss) from operations	(2,068)	(24)	3,506	1,414
Interest expense (income)	9,653	-	(113)	9,540
Income tax expense (benefit)	(4,611)	-	1,543	(3,068)
Net income (loss)	(7,110)	(24)	2,076	(5,058)
Depreciation and amortization	5,098	2,707	1,640	9,445
Capital expenditures	1,900	1,098	786	3,784

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Chemical/petrochemical processing and power
generation products	$50,655	$3,059	$4,813	$58,527
Energy products	-	21,332	1,118	22,450
Food, beverage and pharmaceutical products	14,481	1,709	418	16,608
General commercial products	19,821	8,067	12,766	40,654
Total net sales	84,957	34,167	19,115	138,239
Income (loss) from operations	(927)	3,163	6,174	8,410
Interest expense (income)	10,062	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	2,206	930
Net income (loss)	(9,713)	3,163	4,039	(2,511)
Depreciation and amortization	2,165	1,832	554	4,551
Capital expenditures	757	1,055	640	2,452

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period February 8, 2006 through October 31, 2006:
Chemical/petrochemical processing and power
generation products	$68,062	$6,877	$2,042	$76,981
Energy products	-	38,648	540	39,188
Food, beverage and pharmaceutical products	25,628	2,812	327	28,767
General commercial products	30,875	15,741	5,075	51,691
Total net sales	124,565	64,078	7,984	196,627
Income from operations	14,450	5,585	1,510	21,545
Interest expense (income)	18,776	-	(9)	18,767
Income tax expense	448	-	581	1,029
Net income (loss)	(4,774)	5,585	938	1,749
Depreciation and amortization	6,663	2,145	626	9,434
Capital expenditures	2,554	1,633	72	4,259

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

	Predecessor I
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2006 through February 7, 2006:
Chemical/petrochemical processing and power
generation products	$1,653	$-	$-	$1,653
Energy products	-	515	-	515
Food, beverage and pharmaceutical products	671	5	-	676
General commercial products	999	177	-	1,176
Total net sales	3,323	697	-	4,020
Income (loss) from operations	(6,708)	304	-	(6,404)
Interest expense	197	139	-	336
Income tax benefit	(2,663)	-	-	(2,663)
Net income (loss)	(4,242)	165	-	(4,077)
Depreciation and amortization	48	62	-	110
Capital expenditures	483	15	-	498

The following table presents segment identifiable asset information:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007
Total assets:
Wisconsin	$547,834	$387,129
New Jersey	107,206	127,529
Intercompany eliminations	(94,508)	(112,995)
	560,532	401,663
Arkansas	112,664	54,203
Intercompany eliminations	(97,191)	(43,590)
Total assets	$576,005	$412,276

The following table presents segment goodwill information:

	Successor	Predecessor II
	October 31,	January 31,
	2007	2007
Goodwill:
Wisconsin	$181,761	$77,529
New Jersey	11,235	42,550
Arkansas	48,596	14,744
Total goodwill	$241,592	$134,823

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Goodwill recorded in connection with the DLJ Acquisition is a preliminary balance and is expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.

(16)

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

The following supplemental guarantor financial information presents:  (i) a condensed consolidating balance sheet at October 31, 2007 and January 31, 2007; (ii) a condensed consolidating statement of operations for the three months ended October 31, 2007 and 2006, the period June 16, 2007 through October 31, 2007, the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through October 31, 2006; and (iii) a condensed consolidating statement of cash flows for the period June 16, 2007 through October 31, 2007, the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through October 31, 2006.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At October 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,303	$393	$-	$1,696
Accounts receivable, net	48,032	5,887	-	53,919
Intercompany account and note receivable	86	3,001	(3,087)	-
Inventories	54,310	16,661	-	70,971
Prepaid expenses and other	2,672	431	-	3,103
Refundable income taxes	4,999	-	(2,886)	2,113
Deferred income taxes	3,014	120	-	3,134
Total current assets	114,416	26,493	(5,973)	134,936

Property, plant and equipment, net	43,501	5,331	-	48,832

Goodwill	192,996	48,596	-	241,592
Other intangible assets, net	118,066	32,244	-	150,310
Deferred financing costs and other	335	-	-	335
Investment in subsidiary	91,218	-	(91,218)	-
Total assets	$560,532	$112,664	$(97,191)	$576,005

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$24,590	$1,478	$-	$26,068
Intercompany account and note payable	3,001	86	(3,087)	-
Accrued expenses	11,798	1,857	-	13,655
Income taxes payable	-	3,178	(2,886)	292
Total current liabilities	39,389	6,599	(5,973)	40,015

Long-term debt	257,987	-	-	257,987

Deferred income taxes	59,361	14,847	-	74,208

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	208,853	87,041	(87,041)	208,853
Retained earnings (accumulated deficit)	(5,058)	2,076	(2,076)	(5,058)
Total stockholder’s equity	203,795	89,118	(89,118)	203,795
Total liabilities and stockholder’s equity	$560,532	$112,664	$(97,191)	$576,005

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$5,426	$205	$-	$5,631
Accounts receivable, net	49,657	4,807	-	54,464
Intercompany account and note receivable	26	3,884	(3,910)	-
Inventories	44,882	9,515	-	54,397
Prepaid expenses and other	2,455	734	-	3,189
Refundable income taxes	584	-	444	1,028
Deferred income taxes	1,665	147	-	1,812
Total current assets	104,695	19,292	(3,466)	120,521

Property, plant and equipment, net	39,840	4,310	-	44,150

Goodwill	120,079	14,744	-	134,823
Other intangible assets, net	87,467	15,857	-	103,324
Deferred financing costs and other	9,458	-	-	9,458
Investment in subsidiary	40,124	-	(40,124)	-
Total assets	$401,663	$54,203	$(43,590)	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$20,768	$2,064	$-	$22,832
Intercompany account and note payable	3,884	26	(3,910)	-
Accrued expenses	27,482	2,068	-	29,550
Income taxes payable	449	1,791	444	2,684
Total current liabilities	52,583	5,949	(3,466)	55,066

Long-term debt	228,295	-	-	228,295

Deferred income taxes	52,631	8,130	-	60,761

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	68,287	35,215	(35,215)	68,287
Retained earnings (accumulated deficit)	(133)	2,808	(2,808)	(133)
Total stockholder’s equity	68,154	38,024	(38,024)	68,154
Total liabilities and stockholder’s equity	$401,663	$54,203	$(43,590)	$412,276

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$77,082	$12,356	$(2,990)	$86,448
Cost of goods sold	69,984	7,762	(2,990)	74,756
Gross profit	7,098	4,594	-	11,692

Operating expenses:
Selling, general and administrative	5,801	859	-	6,660
Amortization	2,231	760	-	2,991
	8,032	1,619	-	9,651
Income (loss) from operations	(934)	2,975	-	2,041

Interest expense (income)	6,262	(75)	-	6,187
Income (loss) before equity in earnings of
subsidiary and income taxes	(7,196)	3,050	-	(4,146)

Equity in earnings of subsidiary	(1,718)	-	1,718	-
Income (loss) before income taxes	(5,478)	3,050	(1,718)	(4,146)

Income tax expense (benefit)	(3,688)	1,332	-	(2,356)
Net income (loss)	$(1,790)	$1,718	$(1,718)	$(1,790)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$69,831	$7,984	$(77)	$77,738
Cost of goods sold	55,344	5,080	(77)	60,347
Gross profit	14,487	2,904	-	17,391

Operating expenses:
Selling, general and administrative	4,431	870	-	5,301
Amortization	1,259	524	-	1,783
	5,690	1,394	-	7,084
Income from operations	8,797	1,510	-	10,307

Interest expense (income)	6,810	(9)	-	6,801
Income before equity in earnings of
subsidiary and income taxes	1,987	1,519	-	3,506

Equity in earnings of subsidiary	(938)	-	938	-
Income before income taxes	2,925	1,519	(938)	3,506

Income tax expense	731	581	-	1,312
Net income	$2,194	$938	$(938)	$2,194

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through October 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$120,495	$18,352	$(3,725)	$135,122
Cost of goods sold	108,364	12,074	(3,725)	116,713
Gross profit	12,131	6,278	-	18,409

Operating expenses:
Selling, general and administrative	8,367	1,317	-	9,684
Amortization	5,856	1,455	-	7,311
	14,223	2,772	-	16,995
Income (loss) from operations	(2,092)	3,506	-	1,414

Interest expense (income)	9,653	(113)	-	9,540
Income (loss) before equity in earnings of
subsidiary and income taxes	(11,745)	3,619	-	(8,126)

Equity in earnings of subsidiary	(2,076)	-	2,076	-
Income (loss) before income taxes	(9,669)	3,619	(2,076)	(8,126)

Income tax expense (benefit)	(4,611)	1,543	-	(3,068)
Net income (loss)	$(5,058)	$2,076	$(2,076)	$(5,058)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Period February 8, 2006 through October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$188,720	$7,984	$(77)	$196,627
Cost of goods sold	150,748	5,080	(77)	155,751
Gross profit	37,972	2,904	-	40,876

Operating expenses:
Selling, general and administrative	12,749	870	-	13,619
Amortization	5,188	524	-	5,712
	17,937	1,394	-	19,331
Income from operations	20,035	1,510	-	21,545

Interest expense (income)	18,776	(9)	-	18,767
Income before equity in earnings of
subsidiary and income taxes	1,259	1,519	-	2,778

Equity in earnings of subsidiary	(938)	-	938	-
Income before income taxes	2,197	1,519	(938)	2,778

Income tax expense	448	581	-	1,029
Net income	$1,749	$938	$(938)	$1,749

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Period June 16, 2007 through October 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(5,058)	$2,076	$(2,076)	$(5,058)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,805	1,640	-	9,445
Amortization of deferred debt expenses and
bond premium	(419)	-	-	(419)
Write-up of inventory	5,491	354	-	5,845
Deferred income taxes	(3,813)	(370)	-	(4,183)
Incentive unit expense	565	-	-	565
Equity in earnings of subsidiary	(2,076)	-	2,076	-
Change in assets and liabilities:
Accounts receivable	5,291	1,104	-	6,395
Intercompany account receivable and payable	(52)	52	-	-
Inventories	8,558	(7,978)	-	580
Other current and non-current assets	862	21	-	883
Accounts payable	(11,926)	773	-	(11,153)
Accrued expenses	(3,480)	307	-	(3,173)
Income taxes	(3,461)	186	-	(3,275)
Net cash used in operating activities	(1,713)	(1,835)	-	(3,548)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,998)	(786)	-	(3,784)
Intercompany note receivable	-	2,408	(2,408)	-
Net cash provided by
(used in) investing activities	(2,998)	1,622	(2,408)	(3,784)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	6,571	-	-	6,571
Dividend	(3,800)	-	-	(3,800)
Proceeds from parent company	1,962	-	-	1,962
Intercompany note payable	(2,408)	-	2,408	-
Payments of financing fees	(159)	-	-	(159)
Net cash provided by financing activities	2,166	-	2,408	4,574

Net decrease in cash	(2,545)	(213)	-	(2,758)

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$1,303	$393	$-	$1,696

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Period February 8, 2006 through October 31, 2006

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,749	$938	$(938)	$1,749
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,808	626	-	9,434
Amortization of deferred debt expenses
and debt discount	1,090	-	-	1,090
Write-up of inventory	2,288	119	-	2,407
Incentive unit expense	167	-	-	167
Equity in earnings of subsidiary	(938)	-	938	-
Change in assets and liabilities:
Accounts receivable	(12,206)	(348)	-	(12,554)
Intercompany account receivable and payable	(77)	77	-	-
Inventories	(22,629)	(704)	-	(23,333)
Other current and non-current assets	650	(53)	-	597
Accounts payable	11,958	116	-	12,074
Accrued expenses	7,611	(517)	-	7,094
Income taxes	340	393	-	733
Net cash provided by (used in)
operating activities	(1,189)	647	-	(542)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,187)	(72)	-	(4,259)
Intercompany note receivable	-	(2,111)	2,111	-
Cash paid for acquisition, net of cash acquired	(37,258)	-	2,736	(34,522)
Net cash used in investing activities	(41,445)	(2,183)	4,847	(38,781)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	37,337	-	-	37,337
Purchase price adjustment	2,608	-	-	2,608
Intercompany note payable	2,111	-	(2,111)	-
Payments of financing fees	(504)	-	-	(504)
Equity contributions	560	-	-	560
Net cash provided by financing activities	42,112	-	(2,111)	40,001

Net increase (decrease) in cash	(522)	(1,536)	2,736	678

Cash at beginning of period	3,228	2,736	(2,736)	3,228
Cash at end of period	$2,706	$1,200	$-	$3,906

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

The Company’s highlights for the three and nine months ended October 31, 2007 included the following:

▪

the sale of 100% of RGCH Corp., the Company’s direct parent, to RG Tube for an aggregate purchase price of $212.1 million; concurrently, the amendment of the Revolving Credit Facility to increase the borrowing capacity by $20.0 million to $80.0 million;

▪

increase in net sales of 36.2% to $273.3 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through October 31, 2007 ($135.1 million), as compared to $200.6 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through October 31, 2006 ($196.6 million);

▪

increase in gross profit of 20.1% to $50.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through October 31, 2007 ($18.4 million), as compared to $41.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through October 31, 2006 ($40.9 million); and

▪

Adjusted EBITDA increase of 21.1% to $41.4 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through October 31, 2007 ($16.7 million), as compared to $34.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through October 31, 2006 ($33.4 million).

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net (loss) income plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the DLJ Acquisition and CH Acquisition as shown below (in thousands):

	Successor	Predecessor II
	Three Months Ended
	October 31,
	2007	2006

Net income (loss)	$(1,790)	$2,194
Income tax expense (benefit)	(2,356)	1,312
Interest expense	6,187	6,801
Depreciation and amortization	4,415	2,739
EBITDA	6,456	13,046
Write-up of inventory	2,981	119
Adjusted EBITDA	$9,437	$13,165

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16, 2007	February 1,	February 8,	February 1
	through	2007 through	2006 through	2006 through
	October 31,	June 15,	October 31,	February 7,
	2007	2007	2006	2006

Net income (loss)	$(5,058)	$(2,511)	$1,749	$(4,077)
Income tax expense (benefit)	(3,068)	930	1,029	(2,663)
Interest expense	9,540	9,991	18,767	336
Depreciation and amortization	9,445	4,551	9,434	110
EBITDA	10,859	12,961	30,979	(6,294)
Extinguishment of deferred debt expenses	-	-	-	535
Write-up of inventory	5,845	-	2,407	-
Equity compensation expense	-	3,989	-	-
Fees and charges-termination of
management agreement	-	4,844	-	-
Compensation expense	-	2,962	-	6,616
Adjusted EBITDA	$16,704	$24,756	$33,386	$857

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor	Predecessor II
	Three Months Ended
	October 31,
			%
	2007	2006	Change

Net sales	100.0%	100.0%	11.2%
Cost of good sold	86.5	77.6	23.9
Gross profit	13.5	22.4	(32.8)

Operating expenses:
Selling, general and administrative	7.7	6.8	25.6
Amortization	3.5	2.3	67.8
	11.2	9.1	36.2
Income from operations	2.3	13.3	(80.2)

Interest expense	7.2	8.7	(9.0)
Income (loss) before income taxes	(4.9)	4.6	(218.3)

Income tax expense (benefit)	(2.7)	1.7	(279.6)
Net income (loss)	(2.2)%	2.9%	(181.6)

	Successor	Predecessor II	Total*	Predecessor II	Predecessor I	Total*
	Period	Period	Nine	Period	Period	Nine
	June 16,	February 1,	Months	February 8,	February 1,	Months
	2007 through	2007 through	Ended	2006 through	2006 through	Ended
	October 31,	June 15,	October 31,	October 31,	February 7,	October 31,	%
	2007	2007	2007	2006	2006	2006	Change

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	36.2%
Cost of good sold	86.4	77.0	81.6	79.2	76.3	79.2	40.5
Gross profit	13.6	23.0	18.4	20.8	23.7	20.8	20.1

Operating expenses:
Selling, general and administrative	7.2	15.2	11.2	6.9	182.7	10.4	46.6
Amortization	5.4	1.7	3.5	2.9	.3	2.9	69.0
	12.6	16.9	14.7	9.8	183.0	13.3	51.4
Income (loss) from operations	1.0	6.1	3.7	11.0	(159.3)	7.5	(35.1)

Interest expense	7.1	7.2	7.1	9.5	8.4	9.5	2.2
Income (loss) before income taxes	(6.1)	(1.1)	(3.4)	1.5	(167.7)	(2.0)	145.0

Income tax expense (benefit)	(2.3)	.7	(.8)	.5	(66.2)	(.8)	30.8
Net income (loss)	(3.8)%	(1.8)%	(2.6)%	1.0%	(101.5)%	(1.2)%	225.1

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Feet shipped (millions)	34.3	38.8	108.9	105.7

Stainless steel price index*	199.69	182.2	224.8	151.9

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through changes in the cost of raw materials to its customers, significant and sudden changes can lead customers to reduce or delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant changes in the cost of raw materials such as nickel, chrome, molybdenum and titanium over the last several years.

In products containing nickel and titanium, the Company has experienced softness, particularly in the first half of fiscal 2007, which the Company believes is attributable to customers depleting existing inventories and assessing whether the rapid rise in price levels will continue.

During the third quarter of fiscal 2008, sharply declining prices encouraged customers to delay purchases which the Company believes caused volume of shipments to decline.  Furthermore, demand for tubing used in the installation of ethanol plants has declined significantly and contributed to increased competitive pressures for heat exchanger and general commercial products.

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

Results of Operations – Three Months Ended October 31, 2007 as Compared to the Three Months Ended October 31, 2006

Net Sales

Overall - For the third quarter of fiscal 2008, net sales increased $8.7 million, or 11.2%, to $86.4 million, as compared to $77.7 million in the same period in fiscal 2007.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($4.1 million); (ii) an increase in the sales volume of nickel products ($12.1 million), offset by decreases in the sales volume of heat exchanger, high purity/electropolished and general commercial products ($21.0 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($12.3 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped during the third quarter of fiscal 2008 decreased by 11.7% to 34.3 million feet, as compared to 38.8 million feet in the same period in fiscal 2007.  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, encapsulated wire and general commercial products, offset by increases in the sales volume of nickel and Greenville products.

Chemical/Petrochemical Processing and Power Generation Products - For the third quarter of fiscal 2008, net sales of chemical/petrochemical processing and power generation products increased $10.1 million, or 36.9%, to $37.2 million, as compared to $27.1 million in the same period in fiscal 2007.  This increase in sales was primarily due to (i) the acquisition of Greenville ($1.1 million); (ii) an increase in the sales volume of nickel and titanium products ($13.4 million), offset by a decrease in the sales volume of heat exchanger products ($4.4 million); and (iii) an increase in the average selling price of heat exchanger products ($3.4 million), offset by a decrease in the average selling price of nickel products ($3.2 million).

Feet shipped of chemical/petrochemical processing and power generation products during the third quarter of fiscal 2008 increased by 22.2% to 10.9 million feet, as compared to 8.9 million feet in the same period in fiscal 2007.  This increase was primarily due to an increase in sales volume of nickel products.

Energy Products -  For the third quarter of fiscal 2008, net sales of energy products increased $2.5 million, or 19.8%, to $15.3 million, as compared to $12.8 million in the same period in fiscal 2007.  This increase in sales was primarily due to (i) an increase in the sales volume of sub-sea umbilical ($2.6 million), offset by decreases in the sales volume of pressure coil and encapsulated wire products ($2.3 million); and (ii) an increase in the average selling price of pressure coil products ($2.0 million).

Feet shipped of energy products during the third quarter of fiscal 2008 decreased by 8.7% to 8.9 million feet, as compared to 9.7 million feet in the same period in fiscal 2007.  This decrease was primarily due to a decrease in the sales volume of encapsulated wire products.

Food, Beverage and Pharmaceutical Products - For the third quarter of fiscal 2008, net sales of food, beverage and pharmaceutical products decreased $2.4 million, or 19.7%, to $9.6 million, as compared to $12.0 million in the same period in fiscal 2007.  This decrease in sales was primarily due to a decrease in the sales volume of high purity/electropolished products, offset by an increase in the average selling price of these products.

Feet shipped of food, beverage and pharmaceuticals products during the third quarter of fiscal 2008 decreased by 34.4% to 3.2 million feet, as compared to 4.8 million feet in the same period in fiscal 2007.  This decrease in feet shipped was primarily due to a decrease in the sales volume of substantially all of the food, beverage and pharmaceutical products.

General Commercial Products -  For the third quarter of fiscal 2008, net sales of general commercial products decreased $1.5 million, or 5.7%, to $24.3 million, as compared to $25.8 million in the same period in fiscal 2007.  This decrease in sales was primarily due to a decrease in sales volume ($10.9 million), offset by an increase in the average selling price of these products ($6.3 million) and the acquisition of Greenville ($3.2 million).

Feet shipped of general commercial products during the third quarter of fiscal 2008 decreased by 26.2% to 11.3 million feet, as compared to 15.4 million feet in the same period in fiscal 2007.  This decrease in feet shipped was primarily due to decreases in the sales volume of RathGibson’s existing products, offset by an increase in sales volume due to the acquisition of Greenville.

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

Gross profit for the third quarter of fiscal 2008 was $11.7 million, a decrease of $5.7 million, or 32.8%, as compared to $17.4 million in the same period in fiscal 2007.  The decrease in gross profit was primarily due to (i) a reduction in selling prices due to the steep decline in the market value of nickel and the lagging effect of replacement inventory cost; and (ii) a $2.9 million increase in non-recurring, non-cash purchase accounting adjustments to $3.0 million in the third quarter of fiscal 2008, as compared to $.1 million in the same period in fiscal 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $6.0 million and $2.4 million, respectively, greater than their historical cost.  $3.0 million and $.1 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the third quarter of fiscal 2008 and 2007, respectively, as the associated inventories were sold.

Gross profit margin for the third quarter of fiscal 2008 decreased to 13.5% from 22.4% in the same period in fiscal 2007.   The decrease in gross profit margin was primarily due to (i) a reduction in selling prices due to the steep decline in the market value of nickel and the lagging effect of replacement inventory cost; and (ii) a $2.9 million increase in non-recurring, non-cash purchase accounting adjustments to $3.0 million in the third quarter of fiscal 2008, as compared to $.1 million in the same period in fiscal 2007.

Gross profit per foot shipped for the third quarter of fiscal 2008 amounted to $.34/foot ($.43/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.09/foot), as compared to $.45/foot in the same period in fiscal 2007.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses increased $1.4 million, or 25.6%, to $6.7 million in the third quarter of fiscal 2008, as compared to $5.3 million in the same period in fiscal 2007.  This increase in selling, general and administrative expense was primarily due to (i) an increase in salaries and wages amounting to $.5 million as a result of increases in annual employee compensation and the number of employees; and (ii) increases in employee benefits, professional fee and advertising amounting to $.8 million.  These increases were offset by a decrease in annual advisory and management fees of $.2 million.

Amortization expense increased $1.2 million, or 67.8%, to $3.0 million in the third quarter of fiscal 2008, as compared to $1.8 million in the same period in fiscal 2007.  The increase in amortization expense was primarily due to preliminary estimated allocations of DLJ Acquisition purchase price to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense for the third quarter of fiscal 2008 decreased $.6 million, or 9.0%, to $6.2 million, as compared to $6.8 million in the same period in fiscal 2007.  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; and (ii) amortization of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.5% and 10.8% at October 31, 2007 and January 31, 2007, respectively.

Income Tax Expense

Income tax benefit amounted to $2.3 million in the third quarter of fiscal 2008, as compared to an income tax expense of $1.3 million in the same period in fiscal 2007.  These tax provisions reflect effective tax rates of 56.8% and 37.4% for the third quarters of fiscal 2008 and 2007, respectively.  The increase in the effective tax rate is primarily due to the income tax true-ups recorded in the third quarter of fiscal 2008 related to the filing of the Company’s income tax returns for the period February 8, 2007 through January 31, 2007.  The difference between the actual effective tax rates and the U.S. federal statutory rate (35% and 34% for fiscal 2008 and 2007, respectively) is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

Results of Operations – Periods February 1, 2007 through June 15, 2007 and June 16, 2007 through October 31, 2007 as Compared to the Periods February 1, 2006 through February 7, 2006 and February 8, 2006 through October 31, 2006

Net Sales

Overall - Net sales increased $72.7 million, or 36.2%, to $273.3 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through October 31, 2007 ($135.1 million), as compared to $200.6 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through October 31, 2006 ($196.6 million).  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($29.2 million); (ii) an increase in the sales volume of nickel products ($30.1 million), offset by decreases in the sales volume of heat exchanger, high purity/electropolished and general commercial products ($40.1 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($53.2 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped increased by 3.0% to 108.9 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through October 31, 2007 (51.9 million feet), as compared to 105.7 million feet in total for the periods February 1, 2006 through February 7, 2006 (2.3 million feet) and February 8, 2006 through October 31, 2006 (103.4 million feet).  This increase in total feet shipped was primarily due to (i) the acquisition of Greenville; and (ii) increases in the sales volume of nickel and pressure coil products, offset by decreases in the sales volume of heat exchanger, encapsulated wire, food, beverage and pharmaceutical and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $40.8 million, or 51.9%, to $119.4 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through October 31, 2007 ($60.9 million), as compared to $78.6 million in total for the periods February 1, 2006 through February 7, 2006 ($1.6 million) and February 8, 2006 through October 31, 2006 ($77.0 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($7.3 million); (ii) an increase in the sales volume of nickel products ($30.1 million), offset by a decrease in the sales volume of heat exchanger products ($5.5 million); and (iii) an increase in the average selling price of heat exchanger products ($11.8 million).

Feet shipped of chemical/petrochemical processing and power generation products increased by 17.6% to 31.7 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through October 31, 2007 (16.5 million feet), as compared to 26.9 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million feet) and February 8, 2006 through October 31, 2006 (25.8 million feet).  This increase in feet shipped was primarily due to an increase in the sales volume of nickel products, offset by a decrease in the sales volume of heat exchanger products.

Energy Products - Net sales of energy products increased $5.1 million, or 13.0%, to $44.8 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through October 31, 2007 ($22.3 million), as compared to $39.7 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through October 31, 2006 ($39.2 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($1.5 million); and (ii) an increase in the average selling price of substantially all of the energy products ($3.7 million).

Feet shipped of energy products increased by 2.6% to 29.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through October 31, 2007 (13.6 million feet), as compared to 28.9 million feet in total for the periods February 1, 2006 through February 7, 2006 (.3 million feet) and February 8, 2006 through October 31, 2006 (28.6 million feet).  This increase in feet shipped was primarily due to a increase in the sales volume of pressure coil products, offset by a decrease in the sales volume of encapsulated wire products.

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $2.4 million, or 8.3%, to $31.9 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through October 31, 2007 ($15.3 million), as compared to $29.5 million in total for the periods February 1, 2006 through February 7, 2006 ($.7 million) and February 8, 2006 through October 31, 2006 ($28.8 million).  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products, offset by a decrease in the sales volume of these products.

Feet shipped of food, beverage and pharmaceuticals products decreased by 18.2% to 12.2 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through October 31, 2007 (5.2 million feet), as compared to 14.8 million feet in total for the periods February 1, 2006 through February 7, 2006 (.1 million feet) and February 8, 2006 through October 31, 2006 (14.7 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of substantially all of the food, beverage and pharmaceutical products.

General Commercial Products - Net sales of general commercial products increased $24.4 million, or 46.0%, to $77.2 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through October 31, 2007 ($36.6 million), as compared to $52.8 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through October 31, 2006 ($51.6 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($20.1 million); and (ii) an increase in average selling price of general commercial products ($29.7 million), offset by a decrease in sales volume of these products ($25.4 million).

Feet shipped of general commercial products increased by 1.1% to 35.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through October 31, 2007 (16.6 million feet), as compared to 35.1 million feet in total for the periods February 1, 2006 through February 7, 2006 (.8 million feet) and February 8, 2006 through October 31, 2006 (34.3 million feet).  This increase in feet shipped was primarily due to the acquisition of Greenville, offset by decreases in the sales volume of RathGibson’s existing products.

Gross Profit

Gross profit was $50.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through October 31, 2007 ($18.4 million), an increase of $8.4 million, or 20.1%, as compared to $41.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through October 31, 2006 ($40.9 million).  The increase in gross profit was primarily due to the acquisition of Greenville ($11.3 million) and organic growth of net sales, offset by a $3.4 million increase in non-recurring, non-cash purchase accounting adjustments to $5.8 million in the period June 16, 2007 through October 31, 2007, as compared to $2.4 million in the period February 8, 2006 through October 31, 2006.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $6.0 million and $2.4 million, respectively, greater than their historical cost.  $5.8 million and $2.4 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the period June 16, 2007 through October 31, 2007 and the period February 8, 2006 through October 31, 2006, respectively, as the associated inventories were sold.

Gross profit margin decreased to 18.4% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through October 31, 2007 (13.6%), as compared to 20.8% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through October 31, 2006 (20.8%).  The decrease in gross profit margin was primarily due to (i) a $3.4 million increase in non-recurring, non-cash purchase accounting adjustments to $5.8 million, as compared to $2.4 million in the same period in fiscal 2007; and (ii) a reduction in selling prices due to the steep decline in the market value of nickel and the lagging effect of replacement inventory cost during the third quarter of fiscal 2008.  This decrease in gross profit margin was offset by (i) the acquisition of Greenville which contributed a gross profit margin of 38.9% (excluding non-recurring, non-cash purchase accounting adjustments) on increased net sales in the current period; and (ii) lower sales volumes of pressure coil products and high costs of production relating to heavy wall sub-sea umbilical products in the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through October 31, 2006.

Gross profit per foot shipped amounted to $.46/foot ($.51/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.05/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through October 31, 2007 ($.36/foot), as compared to $.40/foot ($0.42/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.02/foot) in total for the periods February 1, 2006 through February 7, 2006 ($.42/foot) and February 8, 2006 through October 31, 2006 ($.40/foot).

Operating Expenses

Selling, general and administrative expenses increased $9.7 million, or 46.6%, to $30.7 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through October 31, 2007 ($9.7 million), as compared to $21.0 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through October 31, 2006 ($13.7 million).  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.9 million); and (ii) $11.8 million in non-recurring expenses recorded during the period February 1, 2007 through June 15, 2007 in connection with the DLJ Acquisition, as compared to $7.1 million in non-recurring expenses recorded during the period February 1, 2006 through February 7, 2006 in connection with the CH Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  During the period February 1, 2006 through February 7, 2006, the Company recorded the following acquisition related expenses:  (i) the extinguishment of deferred debt expenses of $.5 million; and (ii) the recognition of compensation expense of $6.6 million relating to settlement of outstanding stock options, phantom rights and management bonuses.

Amortization expense increased $4.0 million, or 69.0%, to $9.7 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through October 31, 2007 ($7.3 million), as compared to $5.7 million in total for the periods February 1, 2006 through February 7, 2006 (less than $.1 million) and February 8, 2006 through October 31, 2006 ($5.7 million).  The increase in amortization expense was primarily due to preliminary estimated allocations of DLJ Acquisition purchase price to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense increased $.4 million, or 2.2%, to $19.5 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through October 31, 2007 ($9.5 million), as compared to $19.1 million in total for the periods February 1, 2006 through February 7, 2006 ($.3 million) and February 8, 2006 through October 31, 2006 ($18.8 million).  The increase in interest expense was primarily due to an increased principal amount of indebtedness, offset by (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; and (ii) amortization of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.5% and 10.8% at October 31, 2007 and January 31, 2007, respectively.

Income Tax Expense

Income tax benefit amounted to $2.1 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through October 31, 2007 ($3.0 million of income tax benefit), as compared to $1.6 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million of income tax benefit) and February 8, 2006 through October 31, 2006 ($1.0 million of income tax expense).  These tax provisions reflect effective tax rates of 22.0% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through October 31, 2007 (37.7%), as compared to 41.2% in total for the periods February 1, 2006 through February 7, 2006 (39.5%) and February 8, 2006 through October 31, 2006 (37.0%).  The decrease in the effective tax rate is primarily due to (i) the income tax true-ups recorded in the period June 16, 2007 through October 31, 2007 related to the filing of the Company’s income tax returns for the period February 8, 2007 through January 31, 2007; (ii) the non-deductibility of incentive unit expense amounting to $4.0 million and $.4 million recorded in the period February 1, 2007 through June 15, 2007 and June 16, 2007 through October 31, 2007, respectively; and (iii) the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate (35% and 34% for fiscal 2008 and 2007, respectively) is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

Sales Order Backlog

The Company’s sales order backlog was $60.4 million at October 31, 2007 compared to $70.5 million at January 31, 2007.  Management estimates that approximately 80% of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

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

Debt and Other Obligations

Concurrently with the closing of the CH Transactions, and as a condition thereof, the Company entered into a $50.0 million Revolving Credit Facility that matures on February 7, 2011.  Concurrently with the closings of the Greenville Acquisition and the DLJ Acquisition, the Company entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million and $20.0 million, respectively, to a total of $80.0 million, subject to borrowing base availability.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1% (8.75% at October 31, 2007) or (ii) LIBOR plus 2% (7.00% at October 31, 2007).  At October 31, 2007, the Company had $47.2 million outstanding and $30.9 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2007.

In connection with the CH Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2007.

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement with DLJ, an affiliate of DLJMBP, under which DLJ acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJ or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered for the remainder of fiscal 2008 and thereafter, an annual advisory fee of $1.0 million is payable in equal quarterly installments on the first business day of each calendar quarter.   For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During the third quarter of fiscal 2008 and the period June 16, 2007 through October 31, 2007, $.3 million and $.4 million of annual advisory fees, respectively, was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

On February 7, 2006, the Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition on June 15, 2007.  Accordingly, the Company recorded $4.8 million of termination fees and related charges to selling, general and administrative expenses within the condensed consolidated statements of operations.  As compensation for the services performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the CH Acquisition.  In addition, the Company paid Castle Harlan $.8 million on the date of the closing of the CH Acquisition for services rendered in connection with the CH Transactions.  For services rendered after fiscal 2007, an annual management fee is payable quarterly in advance and equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners).  For any additional equity contributions made by CHP IV or its affiliates (including their limited partners) to any of the Company, RGCH Corp. or RGCH LLC, the Company was obligated to pay Castle Harlan an annual management fee equal to 3% of each such equity contribution.  During the third quarter of fiscal 2007, $.5 million of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the periods February 1, 2007 through June 15, 2007 and February 8, 2006 through October 31, 2006, $.8 million and $1.5 million, respectively, of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

Working Capital

At October 31, 2007, the Company had working capital of $95.2 million, increasing from $65.5 million at January 31, 2007.

Cash Flows

Cash decreased $3.9 million in total for the periods February 1, 2007 through June 15, 2007 ($1.2 million) and June 16, 2007 through October 31, 2007 ($2.7 million), ending the period at $1.7 million.  Cash increased $1.1 million in total for the periods February 1, 2006 through February 7, 2006 ($.4 million) and February 8, 2006 through October 31, 2006 ($.7 million), ending the period at $3.9 million.  The increase in the use of cash in total for the periods February 1, 2007 through June 15, 2007 and June 16, 2007 through October 31, 2007, as compared to the total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through October 31, 2006, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $14.5 million in total for the periods February 1, 2007 through June 15, 2007 ($11.0 million) and June 16, 2007 through October July 31, 2007 ($3.5 million), as compared to $3.5 million in total for the periods February 1, 2006 through February 7, 2006 ($3.0 million) and February 8, 2006 through October 31, 2006 ($.5 million).  The increase in the use of cash flows from operating activities was primarily due to increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

Investing Activities - The Company used cash for investing activities of $6.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.5 million) and June 16, 2007 through October 31, 2007 ($3.7 million), as compared to $39.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through October 31, 2006 ($38.8 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $6.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.5 million) and June 16, 2007 through October 31, 2007 ($3.7 million), as compared $4.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through October 31, 2006 ($4.3 million).  The Company expects capital expenditures for the remainder of fiscal 2008 to be approximately $4.7 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance. In the period February 8, 2006 through October 31, 2006, the Company used cash of $34.5 million, net of cash acquired, to purchase all of the outstanding equity interests of Greenville.

Financing Activities - Financing activities provided cash of $16.8 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through October 31, 2007 ($4.5 million), as compared to $43.9 million in total for the periods February 1, 2006 through February 7, 2006 ($3.9 million) and February 8, 2006 through October 31, 2006 ($40.0 million).  Net principal proceeds from the Revolving Credit Facility of $18.9 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through October 31, 2007 ($6.6 million) were used primarily to fund working capital requirements.  In the period February 8, 2006 through October 31, 2006, the net principal proceeds from the Revolving Credit Facility of $37.3 million were used primarily to fund the Greenville Acquisition and working capital requirements.  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the CH Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the CH Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In the period June 16, 2007 through October 31, 2007, the Company paid a dividend of $3.8 million, which was used to finance the contingent payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.  In the period February 8, 2006 through October 31, 2006, the Company received $2.6 million related to the working capital adjustment in connection with the CH Acquisition.

Off-balance Sheet Arrangements

At October 31, 2007, the Company did not have any off-balance sheet arrangements.

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

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, amortizable intangible assets are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

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

Commodity Price Risk

The Company purchases certain raw materials such as stainless steel, nickel alloys, titanium, argon and hydrogen that are subject to price volatility caused by unpredictable factors.  Stainless steel, principally 304L grade and 316L grade, is the primary raw material the Company uses to manufacture products.  Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium.  Where possible, the Company employs fixed price raw material purchase contracts.  Historically, the Company has been able to pass along increases in raw material costs to its customers, and the Company expects to continue to pass along such costs to customers.  While the Company is able to pass through changes in the cost of raw materials to its customers, significant and sudden changes can lead customers to reduce or delay purchases, substitute materials and/or cancel capital projects, which may have an adverse effect on the Company’s results of operations and financial condition due to changes in sales volume and the lagging effect of replacement inventory cost.  The Company has not, in the past, used derivatives to manage commodity price risk.

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2008 by approximately $.4 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the third quarter of fiscal 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

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

Date: December 12, 2007

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)