Form 10-K
period 2008-01-31
RathGibson Inc; Greenville Tube CO
filed 2008-04-28
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the fiscal year ended January 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ___________________  to  _____________

Commission File Number 333-134875

RATHGIBSON, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3683283
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

475 Half Day Road, Suite 210, Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)

(847) 276-2100
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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At April 28, 2008, 100 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 7, 2006, all of the outstanding equity interests in RathGibson, Inc. (“RathGibson” and together with its subsidiary, the “Company”) were acquired by RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RGCH LLC”) (referred to as the “CH Acquisition”).  Subsequently, on June 15, 2007, all of the equity interests in RGCH Corp. were sold to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  Each of the CH Acquisition and the DLJ Acquisition was accounted for using the purchase method of accounting, and accordingly, the Company’s financial condition and results of operations for the periods after each of the CH Acquisition and the DLJ Acquisition will not necessarily be comparable to prior periods.  In this Annual Report on Form 10-K: (i) the Company’s financial statements at and for the fiscal year ended January 31, 2008 are presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); (ii) the Company’s financial statements at and for the fiscal year ended January 31, 2007 are presented to show separately the results of operations of the Company for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I); and (iii)  the Company’s financial statements at and for the fiscal year ended January 31, 2006 are presented to show the results of operations of the Company for the period prior to the CH Acquisition (Predecessor I).  Additional information regarding the DLJ Acquisition and the CH Acquisition and the presentation of the Company’s consolidated financial statements and related notes is contained in Item 8 of this Form 10-K.

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

▪

technological changes; and

▪

those other risks and uncertainties discussed under “Risk Factors” herein.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof.

Item 1. Business.

Company Overview

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

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

Transactions

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211.8 million, including a contingent payment of $3.4 million made by RG Tube.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4.0 million.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115.0 million of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the Company’s consolidated financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20.0 million to $80.0 million, subject to borrowing base availability.  The contingent payment of $3.4 million made by RG Tube was financed by a dividend of $3.8 million from RathGibson in the period June 16, 2007 through January 31, 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4.8 million of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm, which was settled at closing; (ii) $3.0 million of compensation expense relating to employee bonuses, of which $2.0 million and $1.0 million was settled at closing and in the period June 16, 2007 through January 31, 2008, respectively; and (iii) $4.0 million of non-cash incentive unit expense.  The foregoing transactions were recorded as selling, general and administrative expenses within the consolidated statements of operations for the period February 1, 2007 through June 15, 2007.

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Corp., a wholly-owned subsidiary of RGCH LLC, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “CH Acquisition”).  The aggregate purchase price was $66.9 million, including an earnout payment of $2.0 million made by the Company in the period February 1, 2007 through June 15, 2007.  The earnout payment was equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the stock purchase agreement) for fiscal 2007 over $45.0 million, up to a maximum earnout payment of $30.0 million.  The CH Acquisition was financed through a combination of debt and equity.  RathGibson issued new 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200.0 million in connection with the CH Acquisition.  In addition, RathGibson entered into a new five-year, $50.0 million Revolving Credit Facility, which was partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the CH Acquisition was paid in full in conjunction with the CH Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the CH Acquisition were surrendered in accordance with the stock option plan and the phantom rights plan pursuant to which they were issued and together with other compensatory payments were settled for $6.6 million at closing and recorded as selling, general and administrative expenses within the consolidated statements of operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “CH Transactions.”

Acquisition

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37.3 million in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, while delivering orders with short lead times as compared to the industry.  This transaction was financed with funds available from the amended Revolving Credit Facility, which was increased to $60.0 million in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.

Description and Financial Information of Business Segments and Geographic Areas

The Company operates in primarily one business, which is the manufacturing of highly engineered premium stainless steel and alloy tubular products.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The contribution of each business segment to net sales, income (loss) from operations and net income (loss), the identifiable assets attributable to each business segment and geographic information about net sales are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Company operates state-of-the-art production facilities using internally developed proprietary manufacturing and welding techniques and sophisticated finishing processes.  The Company has the capability to manufacture products from over 35 different high-performance alloys, enabling it to satisfy product specifications for use in mission-critical applications.  The Company believes that its unique technology and ability to work with a large number of alloys differentiate it from its competitors and provide significant flexibility to the Company’s customers.  In addition, the Company believes that its expertise in manufacturing and welding techniques, quality control process, high level of customer service and relationships with suppliers enable it to meet the demands of customers within higher margin end-markets.

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

The table below lists the alloys the Company primarily uses to manufacture its products.

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

Stainless steel tubing is typically either welded or seamless.  Welded tubing, which is the Company’s primary product, has become increasingly popular globally for most applications due to its higher quality, including dimensional and wall thickness consistency and concentricity, increased corrosion resistance and mechanical strength and lower cost relative to seamless tubing, primarily attributable to steadily improving process technology.  Welded tubes are manufactured by using consecutively smaller precision dies to roll strips of material into tubular shapes, while various welding technologies connect the edges to form a longitudinal seam.  The tubes are then heat treated and tested for product integrity during the manufacturing process.  This operation is more cost effective than seamless tubing because it is continuous, with the rolling, welding and testing taking place on the same mill.  In many stainless steel tubing applications, specifically those that require extremely long lengths of tubes, labor intensive orbital welds are required to combine lengths of tubes.  Seamless tubing requires orbital welds every 80 to 100 feet.  In contrast, welded tubing requires orbital welds every 2,500 to 10,000 feet, depending on diameter and wall thickness, which contributes to the price advantage that welded tubing enjoys over seamless tubing.

End-Markets Overview

The Company sells its products primarily to the following end-markets: (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

The following table presents certain information about the Company’s sales to each of these end-markets:

End Markets
Chemical/
	Petrochemical		Food,
	and Power		Beverage &	General
	Generation	Energy	Pharma	Commercial
(dollars and feet shipped in millions)
Net Sales(1)	$159.3	$56.7	$42.5	$101.1

Feet Shipped(1)	41.4	37.4	15.8	45.6

Product Type	Straight Length	Coiled	Straight Length/	Straight Length
Coiled

Key Product Categories	• Heat Exchanger	• Encapsulated Wire	• High Purity/	• Commercial
	• Nickel Alloy	• Pressure Coils	Electropolished	Quality
	• Titanium	• Subsea Umbilical	• Beverage Coils

Representative
Customers/End Users	• Celanese	• Chevron	• Amgen	• Chicago Tube &
	• Dow Chemical	• ExxonMobil	• Bayer	Iron
	• DuPont	• Forest Oil	• Coca-Cola	• Earle M.
	• ExxonMobil	• Murphy Oil	• Kraft	Jorgensen
	• Monsanto	• Shell Oil	• Merck	• Marmon
	• Shell Oil			Keystone
• TW Metals

(1)

Data is for fiscal 2008.

Chemical/Petrochemical Processing and Power Generation

The Company’s chemical/petrochemical processing and power generation products include stainless steel tubing used in heat exchangers and condensers as well as nickel alloy and titanium tubing.  Heat exchangers are equipment that transfer heat from one fluid or gas to another using various media such as air, gas, water, steam, oil, refrigerant, heat transfer fluids, glycol or polymers and are used for many manufacturing processes.  The Company’s tubing is primarily utilized in shell and tube heat exchangers, which consist of a bundle of tubes, 30,000 feet on average, enclosed in a cylindrical shell.  Shell and tube heat exchangers comprise approximately 30% of the market for heat exchangers.  Demand in this market is primarily driven by both new and refurbishment capital spending by the Company’s chemical and petrochemical customers such as ExxonMobil, Shell Oil, DuPont and Monsanto.

▪

Heat Exchanger Tubing.  The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge for use in various types of heat exchangers where strength, corrosion and temperature resistance are integral.  In fiscal 2008, sales of heat exchanger tubing generated net sales of $60.8 million.

▪

Nickel Alloy Tubing.  The Company manufactures nickel alloy tubing, including super austenitic and duplex alloys.  Nickel alloy tubing is used for high temperature environments in applications requiring extra strength and corrosion oxidation resistance.  The Company manufactures its nickel alloy tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and from 22 to 8 gauge wall thicknesses and, upon special request, produce nickel alloy pipe in sizes ranging from ½ of an inch to 3½ inches in inside diameter and in wall thickness ranging from .060 to .250 inches.  In fiscal 2008, sales of nickel alloy products generated net sales of $88.2 million.

▪

Titanium Tubing.  Titanium tubing is used in various heat exchanger and condenser applications.  It exhibits a very high strength to density ratio, and has proven to be a cost effective solution for many end-use installations where weight and longevity are critical.  While titanium is more costly than standard commercial grade stainless steel and is often only available in limited supply, its unique chemical tolerance characteristics make it preferable for use in many applications.  The Company manufactures titanium tubing in sizes ranging from ½ of an inch to 1 inch in outside diameter and from 22 to 14 gauge wall thickness.  Primary end-users of titanium tubing include the power generation and heat exchanger industries, but these products are also utilized in swimming pool components and desalination applications due to superior resistance to corrosion.  In fiscal 2008, sales of titanium tubing generated net sales of $10.3 million.

Energy

The Company’s energy products include pressure coils, encapsulated wires and subsea umbilical tubing.  Demand for these products is primarily driven by oil and gas production.  One typical indicator of domestic demand is the average number of drilling rigs operating in the United States.  According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count rose to 1,768 in 2007 compared to 1,648 rigs in 2006, 1,380 in 2005, 1,190 in 2004 and 1,032 in 2003.  The Company believes this trend of increasing drilling activity will continue to positively impact demand for the Company’s energy products.

▪

Pressure Coils.  The Company manufactures pressure coil tubing for use in a broad array of oil and gas production applications as well as other industrial applications requiring premium pressure resistant tubing.  The Company has been a key supplier to the energy industry for over three decades and the Company believes that its ability to produce pressure coils of up to 80,000 feet in length while minimizing the number of girth welds has made us an important supplier to energy customers around the world.  The Company’s coil tubing comes in sizes ranging from 1/16 of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 25 to 12 gauge.  In fiscal 2008, sales of pressure coils generated net sales of $32.8 million.

▪

Encapsulated Wire Tubing.  The Company manufactures encapsulated wire tubing for use in subterranean and subsea energy applications.  Encapsulated wire tubing is similar to the Company’s pressure coils, but the tubing is continuously manufactured around a wire or fiber optic cable and is typically manufactured using a thinner wall thickness than pressure coils.  These products are used in the energy industry to deliver various testing and technical functionality to subterranean and subsea oil wells.  The Company manufactures this type of tubing in sizes ranging from 1/16 to ⅜ of an inch in outside diameter and typically a 25 gauge wall thickness.  In fiscal 2008, sales of encapsulated wire tubing generated net sales of $6.1 million.

▪

Subsea Umbilical Tubing. Subsea umbilical tubing also is used in subsea energy applications.  Subsea umbilical tubing is subject to much more stringent quality and testing requirements than other coiled tubing products.  Subsea umbilical tubing is made of various lean duplex alloys which are typically zinc clad, which adds significant corrosion resistance to the product.  Subsea umbilical tubing is made in sizes ranging from ⅜ of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 20 to 12 gauge.  In fiscal 2008, sales of subsea umbilical tubing generated net sales of $17.6 million.

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

▪

High Purity/Electropolished Tubing.  This type of tubing is typically polished on both the outside and inside of the tube, eliminating irregularities on the surface where bacteria might otherwise accumulate.  High purity tubing is also designed to withstand the high temperatures and caustic chemicals typical of cleansing operations in large processing plants.  The Company markets electropolished tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and in 16 and 14 gauge wall thicknesses.  The electro-polishing process produces tubing with a mirror-like finish that is suitable for the high standards required for use in biotechnology, semi-conductor, pharmaceutical and research applications where smooth surfaces allow thorough cleaning and reduce bacterial content.  In fiscal 2008, sales of high purity/electropolished tubing generated net sales of $38.7 million.

▪

Beverage Coils.  The Company manufactures beverage coil tubing for use in a broad array of beverage processing and dispensing equipment in sizes ranging ¼ to ½ of an inch in outside diameter and wall thicknesses ranging from 25 to 22 gauge.  The Company’s beverage coil products typically are manufactured in 500 foot lengths using a chromium-nickel austenitic stainless steel alloy for use in beverage dispensing equipment commonly found in retail food service establishments.  The tubes are coiled repeatedly and inserted in the bottom of an ice receptacle to maintain low temperatures for the dispensed beverages.  In fiscal 2008, sales of beverage coils generated net sales of $3.8 million.

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

▪

Commercial Quality Tubing. The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge.  The Company’s commercial quality tubing is primarily used by various end-users either for its pressure retention, mechanical properties or corrosion resistance.  Corrosion resistant applications can most often be found in chemical plants, pulp and paper plants and power generation applications.  Those customers using commercial tubing for its pressure retention qualities use it for the transmission of corrosives such as acids, solvents, caustic chemicals and various other solutions, often at high temperatures and pressures.  Customers that use commercial tubing for its mechanical properties use it for structural purposes where strength is important and low internal pressure exists, such as conveyor belt rollers, corrosive fluid drain systems, car wash equipment and filling machines.  In fiscal 2008, sales of commercial quality tubing generated net sales of $101.1 million.

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

Significant Barriers to Entry.  The Company believes that there are significant barriers to entry into the highly specialized sub-segments of the global welded stainless steel tube industry.  In order to compete effectively, a new market entrant would need to develop technological capabilities and brand recognition for their products, make substantial investments in manufacturing and welding equipment and develop expertise at manufacturing products from a large number of alloys to satisfy customer product specifications.  New market entrants also would have to develop a network of customers and distributors.  The quality and longevity of the Company’s products is substantiated by over 20 years of corrosion data, and the Company believes that its customer base would be hesitant to purchase products that have not been rigorously tested due to the mission critical end use of many of the Company’s products.  In addition, the Company believes that the lack of availability of specialty alloys and technology, the inability to satisfy short lead times and shipping costs present a barrier to foreign manufacturers seeking to compete in the United States in the Company’s industry sub-segments.

Diverse Customer Base and End-Markets.  The Company has long-standing relationships with a diverse group of the largest national and regional distributors, which serve large end-users of stainless steel and specialty alloy tubular products, such as Bayer, Celanese, Coca-Cola, DuPont, ExxonMobil, Halliburton, Monsanto and Shell Oil.  In addition, the Company sells its products to OEMs and engineering firms in a variety of geographic locations and industries.  During fiscal 2008, the Company shipped products to over 800 customers and its largest two customers accounted for approximately 19% of net sales.  The Company’s five largest customers have been customers for an average of 24 years.

Profitability Not Significantly Impacted by Changes in Raw Material Costs.  Raw material price increases have not significantly impacted the Company’s profitability due to the Company’s ability to adjust prices each month.  For example, during periods of significant raw material price increases, the Company has successfully passed along raw material price increases to its customers.  However, in periods of sharp and significant raw material price declines, the Company’s profitability can be reduced by the lag effect of replacing higher cost raw materials.  As a large and growing consumer of stainless steel and specialty alloys, the Company has strong relationships with its raw material suppliers that have enabled the Company to negotiate favorable raw material pricing for long-dated customer orders, often many months before the orders are manufactured and shipped.  The Company also has improved its profitability by reducing costs, increasing production efficiencies and shifting to the production of higher margin products.

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

Focus on New High Margin Products.  The Company intends to grow in part through a targeted effort to develop new products with attractive margins and focusing its sales efforts of new high margin products on existing end-market users of the Company’s products.  The Company believes that it can strengthen its relationships with these end-market users by working with them to develop innovative products to satisfy their emerging demands.  For example, in fiscal 2004, the Company began offering welded titanium tubing to customers demanding tubing that is resistant to oxidizing chloride solutions (including seawater).  The Company sold 1.9 million feet of titanium tubing in fiscal 2008 for net sales of $10.3 million, as compared to over 500,000 feet of titanium tubing in fiscal 2004.

Expand International Presence.  The international welded tube market is substantially larger than the domestic market and provides a significant potential growth opportunity.  The Company ships its products to approximately 30 countries across the globe.  Many of the Company’s existing customers have operations in Asia, where there is a limited availability of high quality stainless steel and specialty alloy welded tubular products.  The Company is taking advantage of these attractive fundamentals by increasing local sales and marketing organizations.  The Company’s brand names are recognizable in international markets, especially China, which the Company believes strongly positions it for increased international growth.  For fiscal 2008, the Company’s net sales to international customers grew by 31.4% to $68.5 million, as compared to $52.2 million for fiscal 2007.

Continue to Improve Productivity and Reduce Operating Costs. The Company continually seeks to improve productivity and reduce its operating costs.  The Company believes that it has pioneered laser welded tubing for pressure tubing applications, which enables the Company to produce a superior product on average four times the speed of tungsten inert gas mills.  The Company currently has nine laser welded tubing mills among its facilities.  The management team has focused on production improvements and cost reductions at each of the Company’s manufacturing facilities, resulting in increased gross profit per foot through improved purchasing practices, scrap reduction and labor cost reductions.

Maintain Reputation as a Quality Manufacturer. The Company believes that it has a reputation in the stainless steel industry as a high quality manufacturer.  The Company has won numerous supplier awards, such as Chicago Tube and Iron’s “Gold Vendor of the Year Award” and Marmon Keystone’s “Stainless Vendor of the Year Award.”  The Company uses proprietary manufacturing and welding techniques and sophisticated finishing processes to manufacture all of its tubing to comply with major industry standards, such as those of the American Society of Mechanical Engineers and the American Society for Testing Materials.  The Company also seeks to ensure high quality products by employing multiple non-destructive testing techniques, such as film based x-ray, digital radiography, ultrasonic testing, dual frequency eddy current testing, hydrostatic testing, air underwater testing and metallographic examination.

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

Customers

Net sales to individual customers representing 10% or more of the Company’s net sales and accounts receivable from individual customers representing 10% or more of the Company’s accounts receivable are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sales Order Backlog

The Company’s sales order backlog was approximately $49.4 million at January 31, 2008, compared to $70.5 million at January 31, 2007.  The Company’s sales order backlog was approximately $56.3 million at January 31, 2006.  The decrease in the Company’s sales order backlog was primarily due to (i) the absence of a few large project orders which increased the backlog as of January 31, 2007; and (ii) the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008.  Management believes that substantially all of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

Manufacturing

Straight tubing products are manufactured primarily in the Company’s Janesville, Wisconsin and Clarksville, Arkansas facilities and coiled tubing products are manufactured in the Company’s North Branch, New Jersey facility.  The Company operates 45 tube mills and 7 benches at its three production facilities.  The manufacturing process is highly automated.

Of the 14 tube mills within the Janesville, Wisconsin facility, 11 tube mills are designated for small straight length tube production between ½ of an inch and 2 inches in outside diameter, and 3 tube mills are designated for larger straight length tube sizes up to 4 inches in outside diameter.  Within the North Branch, New Jersey facility, 2 tube mills are designed for subsea umbilical products, 8 tube mills are designated for the pressure coil products, 5 tube mills are dedicated to the encapsulated wire products, 12 tube mills are dedicated to the manufacturing of beverage and commercial tubing and 1 tube mill is dedicated to titanium products.  At the Clarksville, Arkansas facility, the Company has 7 benches and 3 tube mills designated for its seamless and welded and drawn products.

The Company believes that it pioneered laser welded tubing for pressure tubing applications and produces a product that the Company believes is superior in the marketplace.  The nine technologically advanced laser welding tube mills are capable of processing product on average up to four times faster than tungsten inert gas tube mills.

The Company also believes that it has pioneered a significant development in the manufacturing of tube by implementing an on-line annealing process allowing more than 80% of the manufacturing process to occur on the tube mill, which significantly reduces material handling.  Annealing, the process of heating and slow cooling a material in order to reduce brittleness, is a critical production step and, if performed properly, can provide superior resistance for metal surfaces against staining, pitting, cracking and corrosion.  Tube surfaces must be clean and free of foreign matter for annealing to be effective.  In addition, the annealing atmosphere must be relatively free of oxygen, which is achieved by removing nearly all gas or by displacement of oxygen and nitrogen with dry-hydrogen or argon.  The Company believes that its successful integration of this process into its tube mills is a competitive advantage.

Stainless steel coils cut to specified widths arrive daily at each of the Wisconsin and New Jersey plants from the Company’s outside slitter or steel suppliers.  The slit material is passed through a series of consecutively smaller rolls that form it into a circular shape tube.  The tube is then continuously welded using our Micro-Weld® tungsten inert gas or laser welding process.  Following the welding process, the tube is cold worked or forged which reduces the weld bead.  The Company’s forging technique is an important element of total product quality and renders the weld virtually indistinguishable from the rest of the tube surface.  The tube continues through the tube mill where it is annealed, straightened, and eddy current tested.  The tube is then stenciled with pertinent information including size, wall thickness, American Society of Mechanical Engineers and American Society of Testing Materials specifications, stainless steel type, heat number, initials of the tube mill operator and the date of manufacture.  The tube is then automatically cut and deburred, and then packaged for shipping.  The Company’s high purity/electropolished, specialty alloy and zinc clad umbilical products require additional finishing prior to packaging and shipment to the customer.

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

Suppliers

The principal raw material inputs for the Company’s products include stainless steel, specialty alloys, titanium and industrial gases, such as hydrogen and argon.  In fiscal 2008, the Company purchased approximately 75% of the value of its raw materials, principally stainless steel and specialty alloys, from Allegheny Ludlum Corporation (“Allegheny”).  The Company has multiple suppliers available for all key raw materials.  The Company’s large volume of stainless steel purchases enables it to negotiate favorable purchasing terms from suppliers of stainless steel.

The Company maintains a plan to reduce the risk of a disruption in supply of raw materials and pass through price increases to its customers, which includes (i) the coordination of purchases between the Company’s facilities to achieve greater purchasing power; (ii) adjusting product pricing to effectively reflect the current pricing of raw materials; and (iii) adjusting manufacturing operations to accommodate various grades and sizes of stainless steel.

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

The Company’s major competitors include Plymouth Tube Company, United Industries, Inc., Webco Industries, Inc., Marcegaglia Group and Associated Tube Industries.  In some cases, the Company competes with segments of larger  manufacturers that operate within one or more of the Company’s industry sub-segments, such as the Marcegaglia Group.  The Company believes that these larger manufacturers derive a small portion of their annual net sales from sales of products with which the Company’s products compete, and that the Company’s sales volume is significantly greater than the volume of comparable products sold by these manufacturers.  Although some of the Company’s competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products to domestic and international markets, and competing in an effective manner.

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

Employees

As of January 31, 2008, the Company employed approximately 550 people.  None of the Company’s employees are represented by a union.  The Company believes that its relations with employees are generally good.

Item 1A. Risk Factors.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could materially affect the Company’s business, financial condition or future results.  The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

General economic and business conditions may produce significant fluctuations in demand for the Company’s products.

The Company manufactures stainless steel and specialty alloy tubing products that are used by a variety of specialty industrial and commercial end-users.  Demand for the Company’s products is driven by demand for products manufactured or sold by these specialty end-users.  The demand for the Company’s end-users' products fluctuates based on economic conditions or other matters beyond its control, including macroeconomic policies, geopolitical developments and the strength of the U.S. dollar.  Accordingly, general economic and business conditions may have a material adverse impact on the demand for the Company’s products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The largest component of the Company’s cost of sales is raw materials.  Raw materials, principally 304L grade and 316L grade stainless steel strip, comprised approximately 80% of the Company’s cost of goods sold in fiscal 2008.  The cost of these raw materials is, in turn, primarily dependent on the cost of steel, nickel and molybdenum.  Historically, the Company has been able to pass along to its customers the increased costs for its products due to increased raw materials costs.  However, there can be no assurance that the Company’s customers will continue to agree to bear such cost increases without a reduction in their volume of business.  As a result, increases in the price of raw materials could adversely affect the Company’s operating margins.  In addition, if increased raw material costs result in a substantial increase in the cost of products, the Company’s customers may substitute lower cost stainless steel and specialty alloy tubing products.

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

Sales of products to foreign customers accounted for approximately 19% of the Company’s net sales in fiscal 2008 and are expected to continue to increase in future years.  The Company’s sales efforts outside of the United States may be affected by changes in trade protection laws, regulatory requirements affecting trade, social, political or economic conditions in a specific country or region, the strength of the U.S. dollar and difficulties in staffing and managing foreign operations.  These factors may reduce the Company’s operating margins with respect to foreign sales and may reduce volume of foreign sales.  A decrease in foreign sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on a few suppliers for a significant portion of its steel, specialty alloys, titanium, hydrogen and argon, and a loss of one or more significant suppliers could adversely affect the Company’s ability to obtain basic raw materials.

Historically, the Company has purchased a significant portion of its steel, specialty alloys, titanium, hydrogen and argon from a small number of suppliers.  In fiscal 2008, the Company purchased approximately 75% of its stainless steel and specialty alloys for operations from one supplier, Allegheny, and approximately 17% of its steel and specialty alloys for operations from the Company’s remaining top four suppliers.  The Company does not have any long-term agreements to purchase raw materials from these suppliers and, accordingly, purchases are subject to product availability at the time of each purchase.  The loss of the Company’s largest supplier or interruption of production at this supplier would adversely affect the Company’s ability to obtain basic raw materials, and the loss of any other suppliers or interruption of production at one or more of these suppliers could adversely affect the Company’s ability to obtain basic raw materials.  In either case, the Company’s cost of purchasing steel, specialty alloys, titanium, hydrogen and argon from alternate sources could be higher and could temporarily affect the Company’s ability to produce sufficient quantities of its products.

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

The Company’s facilities and operations consume large amounts of electricity and natural gas.  The prices for and availability of these resources are unpredictable and fluctuate based on events beyond the Company’s control, including geopolitical developments, supply and demand, actions by The Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil and gas producing countries and environmental concerns.  Disruptions in the supply of energy resources could temporarily impair the Company’s ability to manufacture products for its customers.  Historically, the Company has been able to pass along certain increases in energy costs to its customers.  However, there can be no assurance that customers will continue to agree to bear such cost increases.  In addition, the Company has not been able to pass along all of its increased energy costs to customers.  Accordingly, an increase in the price of electricity and natural gas could adversely affect the Company’s operating margins.

Loss of significant customers and customer work stoppages can adversely affect the Company’s business.

The Company’s largest customer, a domestic heat exchanger tubing distributor, accounted for approximately 11%, the top five customers accounted for approximately 30%, and the top ten customers generated approximately 41% of fiscal 2008 net sales.  In addition, many customers are distributors who re-sell the Company’s products to end-market users.  A reduction in purchases from these customers as a result of an inventory buildup or other factors could materially impact the Company’s net sales.  Furthermore, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, could have a material adverse effect on the Company’s business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, the Company extends trade credit to certain of its customers to facilitate the purchase of products, and rely on their creditworthiness.  The Company’s largest two customers accounted for approximately 30% of accounts receivable at January 31, 2008.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

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

Part of the Company’s growth strategy includes pursuing acquisitions.  The Company cannot assure you that it will be able to consummate acquisitions in the future on acceptable terms, if at all.  In addition, the Company cannot assure you that the integration of any future acquisitions will be successful or that the anticipated strategic benefits of any future acquisitions will be realized.  Acquisitions may involve a number of special risks, including, but not limited to:

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

Our controlling stockholder may take actions that conflict with the interests of the Company’s lenders.

The Company’s controlling stockholder controls the power to elect the Company’s directors, to appoint members of management and to approve all actions requiring the approval of the holders of the Company’s common stock, including adopting amendments to the certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of the Company’s assets.  The interests of the Company’s controlling stockholder could conflict with the interests of the holders of Senior Notes or other lenders to the Company.  For example, if the Company encounters financial difficulties or is unable to pay its debts as they mature, the interests of the Company’s controlling stockholder as a holder of equity might conflict with the interests of the holders of Senior Notes or other lenders to the Company.  The Company’s controlling stockholder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to the holders of Senior Notes or other lenders to the Company.

The requirements of complying with Section 404 of the Sarbanes-Oxley Act may strain the Company’s resources and distract management.

The Sarbanes-Oxley Act requires that the Company maintain and periodically certify that it has effective disclosure controls and procedures and internal control over financial reporting.  The Company is not an accelerated filer as defined under relevant Securities and Exchange Commission (“SEC”) regulations, and therefore, management will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to deliver an attestation report from the auditors on the effectiveness of internal control over financial reporting starting with the fiscal 2009 Annual Report on Form 10-K.  In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and comply with Section 404(b) of the Sarbanes-Oxley Act, significant resources and management oversight may be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s substantial indebtedness could adversely affect its financial health.

The Company has a significant amount of indebtedness.  The Company’s substantial indebtedness could have important consequences to you.  For example, it could:

▪

increase the Company’s vulnerability to general adverse economic and industry conditions;

▪

require the Company to dedicate a substantial portion of its cash flows from operations to payments on  indebtedness, thereby reducing the availability of the Company’s cash flows to fund working capital, capital expenditures and other general corporate purposes;

▪

limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

▪

place the Company at a competitive disadvantage compared to its competitors that have less debt; and

▪

limit the Company’s ability to borrow additional funds.

The Revolving Credit Facility bears interest at variable rates.  If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect the Company’s cash flows.

The Company may be able to incur substantial additional indebtedness in the future.  The terms of the Senior Notes and the Revolving Credit Facility do not fully prohibit the Company from doing so.  If new indebtedness is added to the Company’s current debt levels, the related risks that the Company now faces could intensify.

To service the Company’s indebtedness and other obligations, the Company will require a significant amount of cash.  The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on its indebtedness and to fund its working capital needs, capital expenditures and other expenditures will depend on the Company’s ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control.

The Company cannot assure you that its business will generate sufficient cash flows from operations or that future borrowings will be available to the Company under the Revolving Credit Facility or otherwise in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.  The Company may need to refinance all or a portion of its indebtedness on or before its scheduled maturity.  The Company cannot assure you that it will be able to refinance any of its indebtedness on commercially reasonable terms, if at all.

In addition, if for any reason the Company is unable to meet its debt service obligations, the Company would be in default under the terms of the agreements governing its indebtedness.  If such a default were to occur, the Company’s lenders could elect to declare all amounts outstanding immediately due and payable, and the Company would not have the right to continue to draw funds under the Revolving Credit facility.  If the amounts outstanding under the Company’s debt agreements are accelerated, the Company cannot assure you that its assets will be sufficient to repay in full the Company’s indebtedness.

The agreements governing the Company’s indebtedness impose significant operating and financial restrictions on it, which may prevent the Company from capitalizing on business opportunities and taking some actions.

The terms of the Company’s outstanding indebtedness contain customary restrictions on its activities, including covenants that restrict the Company from:

▪

incurring additional indebtedness and issuing preferred stock;

▪

creating liens on the Company’s assets;

▪

making certain investments or other restricted payments;

▪

consolidating or merging with, or acquiring, another business;

▪

selling or otherwise disposing of the Company’s assets;

▪

paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and

▪

entering into transactions with the Company’s affiliates.

The restrictions in the Company’s outstanding indebtedness may prevent it from taking actions that it believes would be in the best interest of its business, and may make it difficult for the Company to successfully execute its business strategy or effectively compete with companies that are not similarly restricted.  The Company also may incur future debt obligations that might subject it to additional restrictive covenants that could affect its financial and operational flexibility.  The Company cannot assure you that it will be granted waivers or amendments to these agreements if for any reason the Company is unable to comply with these agreements, or that the Company will be able to refinance its debt on terms acceptable to us, if at all.  The breach of any of these covenants and restrictions could result in a default under the Company’s outstanding indebtedness.  If such a default were to occur, the Company’s lenders could elect to declare all amounts outstanding immediately due and payable, and the Company would not have the right to continue to draw funds under the Revolving Credit facility.  If the amounts outstanding under the Company’s debt agreements are accelerated, the Company cannot assure you that its assets will be sufficient to repay in full its indebtedness.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company manufactures its products at the Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas facilities.  The following table sets forth additional information concerning the Company’s facilities:

		Approximate
		Square		Annual		Owned/	Lease
Location	Purpose	Footage	Acres	Rent		Leased	Expiration

Lincolnshire,	Corporate Office	7,100	N/A	$110,050		Leased	July 31, 2015
Illinois

Janesville,	Manufacturing/	277,000	6	878,900	(1)	Leased	December 31,
Wisconsin	Distribution/Executive						2026
	Offices

North	Manufacturing/	255,000	20	1,122,000		Leased	October 31,
Branch,	Distribution/Executive						2009
New Jersey	Offices

Clarksville,	Manufacturing/	111,800	36.9	110,200		Leased	June 30, 2011
Arkansas	Distribution

(1)

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/distribution and executive office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4.9 million for this facility and agreed to lease this facility from AGNL, as described below.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company’s common stock.  All of the 100 outstanding shares of common stock are held by RGCH Corp.  Except for a dividend of $3.8 million used to fund a contingent payment in connection with the DLJ Acquisition, the Company has not declared a dividend on its common stock.  The Company is generally restricted from paying dividends by certain of the Revolving Credit Facility covenants and the indenture pursuant to which the Senior Notes were issued.  However, the Company may pay dividends in the future if it is permitted to do so under these debt covenants.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the “Explanatory Note” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

Due to the DLJ Acquisition and CH Acquisition, as mentioned in the “Transactions” section included under Item 1 of this Annual Report on Form 10-K, and the related effects of the various financing transactions and different capital structure, the Company’s consolidated financial data for periods prior to each acquisition will not necessarily be comparable to periods subsequent to such date.  In the Company’s selected consolidated financial data:  (i) the Company’s financial data at and for the fiscal year ended January 31, 2008 is presented to show separately the results of operations of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); (ii) the Company’s consolidated financial data at and for the fiscal year ended January 31, 2007 is presented to show separately the results of operations of the Company for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I); and (iii)  the Company’s consolidated financial data at and for the fiscal year ended January 31, 2006 is presented to show the results of operations of the Company for the period prior to the CH Acquisition (Predecessor I).  Additionally, the Company acquired Greenville on August 15, 2006, the results of which have been included in the Company’s consolidated financial statements since the date of such acquisition.

Selected Consolidated Financial Data

(Dollars and feet shipped in thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through	Fiscal Years Ended January 31,
	January 31,	June 15,	January 31,	February 7,
	2008	2007	2007	2006	2006	2005	2004

Statement of Operations Data:
Net sales	$221,432	$138,239	$289,842	$4,020	$209,409	$164,915	$109,357
Cost of goods sold	190,020	106,422	231,463	3,067	161,186	123,949	81,571
Gross profit	31,412	31,817	58,379	953	48,223	40,966	27,786

Operating expenses:
Selling, general
and administrative	15,192	21,044	19,859	7,346	14,882	14,571	12,553
Amortization	9,684	2,363	13,406	11	577	552	520
	24,876	23,407	33,265	7,357	15,459	15,123	13,073
Income (loss) from operations	6,536	8,410	25,114	(6,404)	32,764	25,843	14,713

Interest expense	15,549	9,991	25,580	336	16,838	13,882	14,551
Income (loss) before income
taxes	(9,013)	(1,581)	(466)	(6,740)	15,926	11,961	162

Income tax expense (benefit)	(4,084)	930	(333)	(2,663)	7,629	4,164	545
Net income (loss)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297	$7,797	$(383)

Balance Sheet Data:
Cash	$680	$4,453	$5,631	$3,228	$2,842	$1,415	$1,188
Property, plant and equipment, net	50,843	44,398	44,150	27,116	26,717	27,026	25,199
Total assets	561,923	431,452	412,276	216,888	179,491	164,421	145,077
Total long-term debt	248,045	240,619	228,295	206,980	169,419	171,443	154,453
Stockholders’ equity (deficiency)	203,246	69,722	68,154	(33,419)	(29,342)	(42,533)	(50,329)

Statement of Cash Flows Data:
Cash provided by (used in)
operating activities	$9,910	$(11,182)	$14,396	$(3,036)	$8,947	$(8,668)	$15,038
Cash used in investing activities	(6,915)	(2,269)	(35,914)	(498)	(6,486)	(7,169)	(4,239)
Cash provided by (used in)
financing activities(1)	(6,769)	12,274	23,921	3,920	(1,034)	16,064	(10,100)

Financial and Other Data:
Adjusted EBITDA(2)	$26,061	$24,756	$47,920	$857	$38,630	$31,466	$20,044
Capital expenditures	6,920	2,269	6,273	498	4,680	7,169	4,239
Depreciation and amortization	13,477	4,551	18,658	110	5,866	5,624	5,331
Ratio of earnings
to fixed charges(3)	.44	.85	0.98	(17.32)	1.92	1.82	1.01

Industry Specific Performance Data:
Feet shipped	83,165	57,032	142,299	2,290	124,959	113,738	101,594
Gross profit/feet shipped	$.38	$.56	$.41	$.42	$.39	$.36	$.27
Adjusted EBITDA(2)/feet shipped	.31	.43	.34	.37	.31	.28	.20

(1)

The Company declared and paid a $3.8 million dividend in the period June 16, 2007 through January 31, 2008.  The dividend was used to fund a contingent payment in connection with the DLJ Acquisition.

(2)

As used herein, “Adjusted EBITDA” represents net income (loss) plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the DLJ Acquisition, Greenville Acquisition and CH Acquisition as shown below (in thousands):

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,
	2007 through	2007 through	2006 through	2006 through	Fiscal Years Ended January 31,
	January 31,	June 15,	January 31,	February 7,
	2008	2007	2007	2006	2006	2005	2004

Net income (loss)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297	$7,796	$(383)
Income tax expense (benefit)	(4,084)	930	(333)	(2,663)	7,629	4,164	545
Interest expense	15,549	9,991	25,580	336	16,838	13,882	14,551
Depreciation and amortization	13,477	4,551	18,658	110	5,866	5,624	5,331
EBITDA	20,013	12,961	43,772	(6,294)	38,630	31,466	20,044
Extinguishment of deferred
debt expenses	-	-	-	535	-	-	-
Expensing of write-up
of inventory	6,048	-	4,148	-	-	-	-
Incentive unit expense	-	3,989	-	-	-	-	-
Fees and charges-termination
of management agreement	-	4,844	-	-	-	-	-
Compensation expense	-	2,962	-	6,616	-	-	-
Adjusted EBITDA	$26,061	$24,756	$47,920	$857	$38,630	$31,466	$20,044

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

(3)

In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges.  Fixed charges consist of interest expense including the amortization of deferred financing costs, amortization of debt premium and discounts and one-third of rent expense that the Company believes to be representative of the interest factored in those rentals.  Fixed charges exceed earnings by $9,013, $1,581, $466 and $6,740 in the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007, period February 8, 2006 through January 31, 2007 and period February 1, 2006 through February 7, 2006, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with the consolidated financial statements, including the notes thereto, contained herein.  See the discussion of Successor, Predecessor II and Predecessor I under “Selected Financial Data.”  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

Executive Summary

The Company is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

The Company’s highlights for fiscal 2008 include the following:

▪

the sale of 100% of RGCH Corp., the Company’s direct parent, to RG Tube for an aggregate purchase price of $211.8 million; concurrently, the amendment of the Revolving Credit Facility to increase the borrowing capacity by $20.0 million to $80.0 million;

▪

increase in net sales of 22.4% to $359.6 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through January 31, 2008 ($221.4 million), as compared to $293.9 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through January 31, 2007 ($289.9 million); and

▪

Adjusted EBITDA increase of 4.2% to $50.8 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through January 31, 2008 ($26.1 million), as compared to $48.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through January 31, 2007 ($47.9 million).

The following table sets forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Total*	Successor	Predecessor II		Total*	Predecessor II	Predecessor I
		Period	Period			Period	Period
		June 16,	February 1,			February 8,	February 1,
		2007 through	2007 through	Annual		2006 through	2006 through	Annual
	Fiscal	January 31,	June 15,	%	Fiscal	January 31,	February 7,	%	Fiscal
	2008	2008	2007	Change	2007	2007	2006	Change	2006

Net sales	100.0%	100.0%	100.0%	22.4%	100.0%	100.0%	100.0%	40.3%	100.0%
Cost of goods sold	82.4	85.8	77.0	26.4	79.8	79.9	76.3	40.5	77.0
Gross profit	17.6	14.2	23.0	6.6	20.2	20.1	23.7	23.0	23.0

Operating expenses:
Selling, general and
administrative	10.1	6.9	15.2	33.2	9.3	6.9	182.7	82.8	7.1
Amortization	3.3	4.4	1.7	(10.2)	4.6	4.6	.3	**	.3
	13.4	11.3	16.9	18.9	13.9	11.5	183.0	162.8	7.4
Income (loss)
from
operations	4.2	2.9	6.1	(20.1)	6.3	8.6	(159.3)	(42.9)	15.6

Interest expense	7.1	7.0	7.2	(1.5)	8.8	8.8	8.4	53.9	8.0

Income (loss)
before
income taxes	(2.9)	(4.1)	(1.1)	47.0	(2.5)	(.2)	(167.7)	(145.2)	7.6

Income tax expense
(benefit)	(.9)	(1.8)	.7	5.3	(1.0)	(.1)	(66.2)	(139.3)	3.6
Net income (loss)	(2.0)%	(2.3)%	(1.8)%	76.7	(1.5)%	(.1)%	(101.5)%	(150.7)	4.0%

*

Used for comparative purposes.

**

Not meaningful.

Selected Factors That Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas exploration.

Overall demand for stainless steel, specialty alloy and titanium tubing products has been robust for the last several years, driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications.

The following table presents the Company’s sales volumes and raw material cost indices for the fiscal years ended January 31:

	2008	2007	2006

Feet shipped (millions)	140.2	144.6	125.0

Stainless steel price index*	216.0	167.9	126.4

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through increases in the cost of raw materials to its customers, significant and sudden changes can lead customers to reduce or delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant changes in the cost of raw materials such as nickel, chrome, molybdenum and titanium over the last several years.

During the second half of fiscal 2008, sharply declining prices encouraged customers to delay purchases which the Company believes caused volume of shipments to decline.  Furthermore, demand for tubing used in the installation of ethanol plants has declined significantly and contributed to increased competitive pressures for heat exchanger and general commercial products.

In products containing nickel and titanium, the Company has experienced softness, particularly in the first half of fiscal 2007 and the second half of fiscal 2008, which the Company believes is attributable to customers depleting existing inventories and assessing whether the rapid change in price levels will continue.

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

Periods from February 1, 2007 through June 15, 2007 and June 16, 2007 through January 31, 2008 as Compared to the Periods from February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007

Net Sales

Overall - Net sales increased $65.7 million, or 22.4%, to $359.6 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through January 31, 2008 ($221.4 million), as compared to $293.9 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through January 31, 2007 ($289.9 million).  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($32.3 million); (ii) an increase in the sales volume of nickel products ($34.2 million), offset by decreases in the sales volume of heat exchanger, high purity/electropolished and general commercial products ($52.6 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($53.2 million) due to improved alloy and/or size mix and increased raw material market values.

Total feet shipped decreased by 3.0% to 140.2 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through January 31, 2008 (83.2 million feet), as compared to 144.6 million feet in total for the periods February 1, 2006 through February 7, 2006 (2.3 million feet) and February 8, 2006 through January 31, 2007 (142.3 million feet).  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, encapsulated wire, food, beverage and pharmaceutical and general commercial products, offset by increases in the sales volume of nickel, pressure coil and subsea umbilical products and the acquisition of Greenville.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $34.0 million, or 27.1%, to $159.3 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through January 31, 2008 ($100.8 million), as compared to $125.3 million in total for the periods February 1, 2006 through February 7, 2006 ($1.6 million) and February 8, 2006 through January 31, 2007 ($123.7 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($6.9 million); (ii) an increase in the sales volume of nickel products ($34.2 million), offset by a decrease in the sales volume of heat exchanger products ($15.1 million) which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008; and (iii) an increase in the average selling price of heat exchanger products ($14.3 million), offset by a decrease in the average selling price of nickel products ($7.1 million).

Feet shipped of chemical/petrochemical processing and power generation products increased by 3.0% to 41.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through January 31, 2008 (26.2 million feet), as compared to 40.2 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million feet) and February 8, 2006 through January 31, 2007 (39.1 million feet).  This increase in feet shipped was primarily due to an increase in the sales volume of nickel products, offset by a decrease in the sales volume of heat exchanger products.

Energy Products - Net sales of energy products increased $4.3 million, or 8.2%, to $56.7 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through January 31, 2008 ($34.2 million), as compared to $52.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($51.9 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($1.4 million); and (ii) an increase in the average selling price of substantially all of the energy products ($3.2 million).

Feet shipped of energy products decreased by 2.8% to 37.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through January 31, 2008 (21.4 million feet), as compared to 38.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.3 million feet) and February 8, 2006 through January 31, 2007 (38.2 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of encapsulated wire due to increased competition, offset by increases in the sales volume of pressure coil and subsea umbilical products to the oil and gas industry and the acquisition of Greenville

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $3.0 million, or 7.7%, to $42.5 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through January 31, 2008 ($25.9 million), as compared to $39.5 million in total for the periods February 1, 2006 through February 7, 2006 ($.7 million) and February 8, 2006 through January 31, 2007 ($38.8 million).  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products, offset by a decrease in the sales volume of these products due to increased competition and increased cautiousness among end users in capital expenditure programs.

Feet shipped of food, beverage and pharmaceuticals products decreased by 14.1% to 15.8 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through January 31, 2008 (8.8 million feet), as compared to 18.4 million feet in total for the periods February 1, 2006 through February 7, 2006 (.1 million feet) and February 8, 2006 through January 31, 2007 (18.3 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of substantially all of the food, beverage and pharmaceutical products.

General Commercial Products - Net sales of general commercial products increased $24.4 million, or 32.0%, to $101.1 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through January 31, 2008 ($60.5 million), as compared to $76.7 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through January 31, 2007 ($75.5 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($23.5 million); and (ii) an increase in average selling price of general commercial products ($31.1 million), offset by a decrease in sales volume of these products ($30.1 million) which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008.

Feet shipped of general commercial products decreased by 4.1% to 45.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through January 31, 2008 (26.8 million feet), as compared to 47.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.8 million feet) and February 8, 2006 through January 31, 2007 (46.7 million feet).  This decrease in feet shipped was primarily due to decreases in the sales volume of RathGibson’s existing products, offset by the acquisition of Greenville.

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

Gross profit was $63.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through January 31, 2008 ($31.4 million), an increase of $3.9 million, or 6.6%, as compared to $59.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through January 31, 2007 ($58.4 million).  The increase in gross profit was primarily due to the acquisition of Greenville ($11.5 million) and organic growth of net sales, offset by a $1.9 million increase in non-recurring, non-cash purchase accounting adjustments to $6.0 million in the period June 16, 2007 through January 31, 2008, as compared to $4.1 million in the period February 8, 2006 through January 31, 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $6.0 million and $4.1 million, respectively, greater than their historical cost.  $6.0 million and $4.1 million of the purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during the period June 16, 2007 through January 31, 2008 and the period February 8, 2006 through January 31, 2007, respectively, as the associated inventories were sold.

Gross profit margin decreased to 17.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through January 31, 2008 (14.2%), as compared to 20.2% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through January 31, 2007 (20.1%).  The decrease in gross profit margin was primarily due to (i) a $1.9 million increase in non-recurring, non-cash purchase accounting adjustments to $6.0 million, as compared to $4.1 million in the same period in fiscal 2007; and (ii) a reduction in selling prices due to the steep decline in the market value of nickel and the lagging effect of replacement inventory cost during the second half of fiscal 2008.  This decrease in gross profit margin was offset by (i) the acquisition of Greenville which contributed a gross profit margin of 37.1% (excluding non-recurring, non-cash purchase accounting adjustments) on increased net sales; and (ii) high costs of production relating to heavy wall subsea umbilical products during the first half of fiscal 2007.

Gross profit per foot shipped amounted to $.45/foot ($.49/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.04/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through January 31, 2008 ($.38/foot), as compared to $.41/foot ($.44/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.03/foot) in total for the periods February 1, 2006 through February 7, 2006 ($.42/foot) and February 8, 2006 through January 31, 2007 ($.40/foot).

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses increased $9.0 million, or 33.2%, to $36.2 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through January 31, 2008 ($15.2 million), as compared to $27.2 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through January 31, 2007 ($19.9 million).  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.5 million); and (ii) $11.8 million in non-recurring expenses recorded during the period February 1, 2007 through June 15, 2007 in connection with the DLJ Acquisition, as compared to $7.1 million in non-recurring expenses recorded during the period February 1, 2006 through February 7, 2006 in connection with the CH Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  During the period February 1, 2006 through February 7, 2006, the Company recorded the following acquisition related expenses:  (i) the extinguishment of deferred debt expenses of $.5 million; and (ii) the recognition of compensation expense of $6.6 million relating to settlement of outstanding stock options, phantom rights and management bonuses.

Amortization expense decreased $1.4 million, or 10.2%, to $12.0 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through January 31, 2008 ($9.6 million), as compared to $13.4 million in total for the periods February 1, 2006 through February 7, 2006 (less than $.1 million) and February 8, 2006 through January 31, 2007 ($13.4 million).  The decrease in amortization expense was primarily due to allocations of the DLJ Acquisition purchase price to intangible assets and the corresponding lower amount of amortization expense for the period.

Interest Expense

Interest expense decreased $.3 million, or 1.5%, to $25.6 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through January 31, 2008 ($15.6 million), as compared to $25.9 million in total for the periods February 1, 2006 through February 7, 2006 ($.3 million) and February 8, 2006 through January 31, 2007 ($25.6 million).  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; and (ii) amortization of $.8 million of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 10.4% and 10.8% at January 31, 2008 and January 31, 2007, respectively.

Income Tax Expense (Benefit)

Income tax benefit amounted to $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through January 31, 2008 ($4.1 million of income tax benefit), as compared to $3.0 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million) and February 8, 2006 through January 31, 2007 ($.4 million).  These tax provisions reflect effective tax rates of 29.8% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through January 31, 2008 (45.3%), as compared to 41.6% in total for the periods February 1, 2006 through February 7, 2006 (39.5%) and February 8, 2006 through January 31, 2007 (71.5%).  The decrease in the effective tax rate is primarily due to the non-deductibility of incentive unit expense amounting to $4.0 million recorded in the period February 1, 2007 through June 15, 2007, offset by the income tax true-ups recorded in the period June 16, 2007 through January 31, 2008 related to the filing of the Company’s income tax returns for the period February 8, 2007 through January 31, 2007.  The difference between the actual effective tax rates and the U.S. federal statutory rate of 34% is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

Periods from February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007 as Compared to Fiscal 2006

Net Sales

Overall - Net sales increased $84.5 million, or 40.3%, to $293.9 million in total for the periods February 1, 2006 through February 7, 2006 ($4.0 million) and February 8, 2006 through January 31, 2007 ($289.9 million), as compared to $209.4 in fiscal 2006.  This increase in overall sales was primarily due to (i) the acquisition of Greenville on August 15, 2006 ($18.1 million); (ii) increases in the sales volume of heat exchanger, nickel, high purity/electropolished and general commercial products ($38.6 million), offset by a decrease in the sales volume of titanium products ($3.7 million); and (iii) increases in the average selling price of substantially all of the Company’s products ($31.6 million) due to improved alloy and/or size mix and increased raw material prices.

Total feet shipped increased by 15.7% to 144.6 million feet in total for the periods February 1, 2006 through February 7, 2006 (2.3 million feet) and February 8, 2006 through January 31, 2007 (142.3 million feet), as compared to 125.0 million feet in fiscal 2006.  The increase in total feet shipped was primarily due to the acquisition of Greenville and increased sales of chemical/petrochemical processing and general commercial products, partially driven by increased international sales.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $34.7 million, or 38.4%, to $125.3 million in total for the periods February 1, 2006 through February 7, 2006 ($1.6 million) and February 8, 2006 through January 31, 2007 ($123.7 million), as compared to $90.6 million in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($5.5 million); (ii) an increase in the sales volume of heat exchanger and nickel products ($20.8 million), offset by a decrease in the sales volume of titanium products ($3.7 million); and (iii) an increase in the average selling price of heat exchanger and titanium products ($10.8 million).  The increased sales of these products were primarily driven by improved domestic market demand following a period of destocking during the second half of fiscal 2006, strong demand for ethanol plant construction and increased international sales.  During periods of high commodity price levels, customers may substitute lighter wall or less sophisticated alloys having shorter useful lives for heavier wall or more sophisticated alloys having longer useful lives.  This substitution has reduced demand for the Company’s specialty alloy products.

Feet shipped of chemical/petrochemical processing and power generation products increased by 26.4% to 40.2 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million feet) and February 8, 2006 through January 31, 2007 (39.1 million feet), as compared to 31.8 million feet in fiscal 2006.  This increase in feet shipped was primarily due to an increase in the sales volume of heat exchanger and nickel products, offset by a decrease in the sales volume of titanium products.

Energy Products - Net sales of energy products increased $9.1 million, or 20.9%, to $52.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($51.9 million), as compared to $43.3 million in fiscal 2006.  This increase in sales was primarily due to (i) an increase in the sales volume of subsea umbilical products ($2.2 million), offset by a decrease in the sales volume of encapsulated wire products ($1.1 million); and (ii) an increase in the average selling price of substantially all of the Company’s energy products ($7.9 million).  The increase in energy products is primarily due to a shift towards higher valued, heavier wall subsea umbilical products and general increases in raw material costs, which are substantially passed through to customers.

Feet shipped of energy products amounted to 38.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.3 million feet) and February 8, 2006 through January 31, 2007 (38.2 million feet), as compared to 38.6 million feet in fiscal 2006.  The nominal decrease in feet shipped was primarily due to a decrease in the sale volume of pressure coil and encapsulated wire products, offset by an increase in the sales volume of subsea umbilical products and the acquisition of Greenville.

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $10.0 million, or 33.7%, to $39.5 million in total for the periods February 1, 2006 through February 7, 2006 ($.7 million) and February 8, 2006 through January 31, 2007 ($38.8 million), as compared to $29.5 million in fiscal 2006.  This increase in sales was primarily due to (i) the continuing strong demand for higher value, high purity/electropolished products resulting from significant capital project requirements and improved capability to satisfy market demand for short lead times and competitive prices ($7.4 million); and (ii) an increase in the average selling price of high purity/electropolished products ($2.7 million).

Feet shipped of food, beverage and pharmaceuticals products increased by 3.1% to 18.4 million feet in total for the periods February 1, 2006 through February 7, 2006 (.1 million feet) and February 8, 2006 through January 31, 2007 (18.3 million feet), as compared to 17.8 million feet in fiscal 2006.  This increase in feet shipped was primarily due to a increase in the sales volume of high purity/electropolished products, offset by a decrease in the sales volume of beverage coils.

General Commercial Products - Net sales of general commercial products increased $30.7 million, or 66.7%, to $76.7 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through January 31, 2007 ($75.5 million), as compared to $46.0 million in fiscal 2006.  This increase in sales was primarily due to (i) the acquisition of Greenville ($10.9 million); (ii) an increase in sales volume due to strong demand for general commercial applications and the Company’s improved capability to satisfy such demand as a result of investments in plant equipment and raw materials ($10.9 million); and (iii) an increase in average selling price ($8.9 million).

Feet shipped of general commercial products increased by 29.2% to 47.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.8 million feet) and February 8, 2006 through January 31, 2007 (46.7 million feet), as compared to 36.8 million feet in fiscal 2006.  This increase in feet shipped was primarily due to the acquisition of Greenville and increases in the sales volume of RathGibson’s existing products.

Gross Profit

Gross profit was $59.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through January 31, 2007 ($58.4 million), an increase of $11.1 million, or 23.0%, as compared to $48.2 million for fiscal 2006.

Gross profit margin decreased to 20.2% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through January 31, 2007 (20.1%), as compared to 23.0% in fiscal 2006.  The decrease in gross profit margin was due to (i) high costs of production relating to heavy wall subsea umbilical products during the first half of fiscal 2007; (ii) the pass through of higher raw material costs to customers on a dollar basis has the effect of reducing gross profit margins; and (iii) a non-recurring, non-cash purchase accounting adjustment of $4.1 million recorded in the period February 8, 2006 through January 31, 2007.  In connection with the CH Acquisition and Greenville Acquisition and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the acquisition dates, which were $4.1 million greater than their historical cost.  These purchase accounting adjustments were expensed in cost of goods sold within the consolidated statements of operations during the period February 8, 2006 through January 31, 2007 as the associated inventories were sold.

Gross profit per foot shipped amounted to $.41/foot ($.44/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.03/foot) in total for the periods February 1, 2006 through February 7, 2006 ($.42/foot) and February 8, 2006 through January 31, 2007 ($.40/foot), as compared to $.39/foot for fiscal 2006.

Operating Expenses

Selling, general and administrative expenses increased $12.3 million, or 82.8%, to $27.2 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through January 31, 2007 ($19.9 million), as compared to $14.9 million for fiscal 2006.  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Greenville ($1.9 million); (ii) the extinguishment of deferred debt expenses of $.5 million in the period February 1, 2006 through February 7, 2006; (iii) an increase in management fees paid to affiliated entities of $1.6 million; and (iv) the recognition of compensation expense of $6.6 million during the period February 1, 2006 through February 7, 2006 relating to settlement of outstanding stock options, phantom rights and management bonuses recorded in connection with the CH Acquisition.

Amortization expense increased $12.8 million to $13.4 million in total for the periods February 1, 2006 through February 7, 2006 (less than $.1 million) and February 8, 2006 through January 31, 2007 ($13.4 million), as compared to $.6 million for fiscal 2006.  The increase in amortization expense results from the allocations of the CH Acquisition and Greenville Acquisition purchase prices to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense increased $9.1 million, or 53.9%, to $25.9 million in total for the periods February 1, 2006 through February 7, 2006 ($.3 million) and February 8, 2006 through January 31, 2007 ($25.6 million), as compared to $16.8 million for fiscal 2006.  The increase in interest expense was due to an increased principal amount of indebtedness and related interest rates established in connection with the CH Transactions and Greenville Acquisition.

The Company’s credit agreements assessed interest at a weighted average rate of 10.8% and 10.2% at January 31, 2007 and January 31, 2006, respectively.

Income Tax Expense (Benefit)

Income tax benefit amounted to $3.0 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million) and February 8, 2006 through January 31, 2007 ($.4 million), as compared to an income tax expense of $7.6 million for fiscal 2006.  These tax provisions for the period February 1, 2006 through February 7, 2006 and the period February 8, 2006 through January 31, 2007 reflect effective tax rates of 39.5% and 71.5%, respectively, and for both periods amounted to 41.6%, as compared to 47.9% for fiscal 2006.  The decrease in the effective tax rate was primarily due to settlement of state income tax claims of $.9 million recorded in fiscal 2006.  The difference between the actual effective tax rates and the U.S. federal statutory rate of 34% is principally due to (i) state income tax provisions and deductions for extra territorial income; and (ii) domestic production activity.

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

Debt and Other Obligations

Concurrently with the closing of the CH Transactions, and as a condition thereof, the Company entered into a $50.0 million Revolving Credit Facility that matures on February 7, 2011.  Concurrently with the closings of the Greenville Acquisition and the DLJ Acquisition, the Company entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million and $20.0 million, respectively, to a total of $80.0 million, subject to borrowing base availability.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1% (7.00% at January 31, 2008) or (ii) LIBOR plus 2% (5.75% at January 31, 2008).  At January 31, 2008, the Company had $35.8 million outstanding and $44.2 million available under the Revolving Credit Facility.  The senior secured credit facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2008.

In connection with the CH Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2008.

On December 14, 2007, Greenville closed on a $2.0 million industrial development revenue bond (“IRB”) with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds will be used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of less than $.1 million with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.  The $2.0 million of proceeds from the IRB was reported as restricted cash in the consolidated balance sheets at January 31, 2008 due to its sole purpose of financing the IRB Equipment, and accordingly, was reported as a non-cash investing and financing activity in the consolidated statements of cash flows for the period June 16, 2007 through January 31, 2008.

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During the period June 16, 2007 through January 31, 2008, $.6 million of annual advisory fees, respectively, was amortized to selling, general and administrative expenses within the consolidated statements of operations.

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  As compensation for these services performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the CH Acquisition.  In addition, the Company paid Castle Harlan $.8 million on the date of the closing of the CH Acquisition for services rendered in connection with the CH Transactions.  During the period February 1, 2007 through June 15, 2007 and period February 8, 2006 through January 31, 2007, $5.6 million (including $4.8 million of fees and charges related to the termination of the management agreement) and $2.0 million, respectively, was amortized to selling, general and administrative expenses within the consolidated statements of operations.

Working Capital

At January 31, 2008, the Company had working capital of $82.4 million, increasing from $66.5 million at January 31, 2007.

Cash Flows

Cash decreased $4.9 million in total for the periods February 1, 2007 through June 15, 2007 ($1.1 million) and June 16, 2007 through January 31, 2008 ($3.8 million), ending the period at $.7 million.  Cash increased $2.8 million in total for the periods February 1, 2006 through February 7, 2006 ($.4 million) and February 8, 2006 through January 31, 2007 ($2.4 million), ending the period at $5.6 million.  The increase in the use of cash in total for the periods February 1, 2007 through June 15, 2007 and June 16, 2007 through January 31, 2008, as compared to the total for the periods February 1, 2006 through February 7, 2006 and February 8, 2006 through January 31, 2007, is primarily due to the following:

Operating Activities - The Company used cash in operating activities of $1.2 million in total for the periods February 1, 2007 through June 15, 2007 (used cash of $11.1 million) and June 16, 2007 through January 31, 2008 (generated cash of $9.9 million), as compared to cash generated from operating activities of $11.4 million in total for the periods February 1, 2006 through February 7, 2006 (used cash of $3.0 million) and February 8, 2006 through January 31, 2007 (generated cash of $14.4 million).  The decrease in the generation of cash flows from operating activities was primarily due to increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

The Company generated cash from operating activities of $11.4 million in total for the periods February 1, 2006 through February 7, 2006 (used cash of $3.0 million) and February 8, 2006 through January 31, 2007 (generated cash of $14.4 million), as compared to $8.9 million for fiscal 2006.  The increase in cash flows from operating activities was primarily due to changes in working capital.

Investing Activities - The Company used cash for investing activities of $9.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through January 31, 2008 ($6.9 million), as compared to $36.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($35.9 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted to $9.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through January 31, 2008 ($6.9 million), as compared to $6.7 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($6.2 million).  Non-cash additions to property, plant and equipment amounted to $1.9 million in total for the periods February 1, 2007 through June 15, 2007 ($.2 million) and June 16, 2007 through January 31, 2008 ($1.7 million).  In the period June 16, 2007 through January 31, 2008, $2.0 million of cash from the issuance of the IRB was restricted for purposes of financing the IRB Equipment and was reported as a non-cash investing and financing activity in the consolidated statements of cash flows.  The Company expects to have this cash available in the second quarter of fiscal 2009.  In the period February 8, 2006 through January 31, 2007, the Company used cash of $34.6 million, net of cash acquired, to purchase all of the outstanding equity interests of Greenville and received net proceeds of $4.9 million from the Sale-Leaseback Transaction

The Company used cash for investing activities of $6.5 million for fiscal 2006.  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted to $4.7 million for fiscal 2006.  In fiscal 2006, the Company used cash of $1.8 million to purchase certain of the Company’s minority equity interests.

The Company expects capital expenditures for fiscal 2009 to be approximately $6.5 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $5.5 million in total for the periods February 1, 2007 through June 15, 2007 (provided cash of $12.3 million) and June 16, 2007 through January 31, 2008 (used cash of $6.8 million), as compared to $27.8 million in total for the periods February 1, 2006 through February 7, 2006 ($3.9 million) and February 8, 2006 through January 31, 2007 ($23.9 million).  Net principal proceeds from the Revolving Credit Facility of $7.5 million in total for the periods February 1, 2007 through June 15, 2007 (proceeds of $12.3 million) and June 16, 2007 through January 31, 2008 (payments of $4.8 million) were used primarily to fund working capital requirements.  In the period February 8, 2006 through January 31, 2007, the net principal proceeds from the Revolving Credit Facility of $21.3 million were used primarily to fund the Greenville Acquisition and working capital requirements.  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the CH Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the CH Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In the period June 16, 2007 through January 31, 2008, the Company paid a dividend of $3.8 million, which was used to finance the contingent payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.  The $2.0 million of restricted cash from the IRB was reported as a non-cash investing and financing activity in the consolidated statements of cash flows for the period June 16, 2007 through January 31, 2008.  In the period February 8, 2006 through January 31, 2007, the Company received $2.6 million related to the working capital adjustment in connection with the CH Acquisition.

Financing activities used cash of $1.0 million for fiscal 2006.  These cash flows are due primarily to repayment of long-term debt.

Contractual Obligations

The following table represents contractual commitments associated with the Company’s debt and other obligations as of January 31, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving Credit Facility(1)	$42,308	$2,149	$4,298	$35,861	$-
IRB(1)	2,377	344	688	687	658
Senior Notes(1)	346,250	22,500	45,000	45,000	233,750
Operating leases	20,275	2,476	3,339	2,049	12,411
Advisory service fee(2)	4,250	1,000	2,000	1,250	-
Raw materials(3)	60,803	60,803	-	-	-
Capital expenditures(3)	2,953	2,953	-	-	-
Total contractual obligations	$479,216	$92,225	$55,325	$84,847	$246,819

(1)

Includes interest payments for the Revolving Credit Facility, IRB and Senior Notes calculated using an interest rate of 6.00%, 5.32% and 11.25%, respectively.

(2)

The Company has entered into an advisory services agreement with DLJMB, under which DLJMB acts as a financial advisor with respect to various financial services provided to the Company, RGCH Corp. or RG Tube, and under what the Company pays DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube compensation for those services.  See “Liquidity and Capital Resources - Debt and Other Obligations.”

(3)

Represents ordinary course purchase orders.

Off-balance Sheet Arrangements

At January 31, 2008, the Company did not have any off-balance sheet arrangements.

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

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2008 and 2007, and determined that there was no impairment of goodwill.

The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2008 and 2007, and determined that there were no impairment of tradenames.

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, amortizable intangible assets are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition and after the CH Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the CH Acquisition, customer lists were amortized principally over 40 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” (“SFAS 141R”) to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the impact the adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations for fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company provides credit in the normal course of business to its customers, which are primarily value-added tubing distributors, OEMs, and engineering firms.  The Company performs ongoing credit evaluations of its customers, maintains reserves for potential credit losses and generally does not require collateral to support its accounts receivable balances.  The Company’s two largest customers accounted for approximately 19% of the Company’s nets sales in fiscal 2008 and 30% of the Company’s accounts receivable at January 31, 2008.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could have a material adverse effect on the Company’s financial condition and results of operations due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

Commodity Price Risk

The Company purchases certain raw materials such as stainless steel, nickel alloys, titanium, argon and hydrogen that are subject to price volatility caused by unpredictable factors.  Stainless steel, principally 304L grade and 316L grade, is the primary raw material the Company uses to manufacture products.  Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium.  Where possible, the Company employs fixed rate raw material purchase contracts.  Historically, the Company has been able to pass along increases in raw material costs to its customers, and the Company expects to continue to pass along such costs to customers.  While the Company is able to pass through changes in the cost of raw materials to its customers, significant and sudden changes can lead customers to reduce or delay purchases, substitute materials and/or cancel capital projects, which may have an adverse effect on the Company’s results of operations and financial condition due to changes in sales volume and the lagging effect of replacement inventory cost.  The Company has not, in the past, used derivatives to manage commodity price risk.

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2009 by approximately $.3 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2009.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the related notes and report of the independent registered public accounting firm are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board Member of
RathGibson, Inc.

We have audited the accompanying consolidated balance sheets of RathGibson, Inc. and subsidiary (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007, the period February 1, 2006 through February 7, 2006, and the year ended January 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15 for such periods.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RathGibson, Inc. and subsidiary at January 31, 2008 and 2007, and the results of their operations and their cash flows for the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007, the period February 1, 2006 through February 7, 2006, and the year ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for such periods, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, WI
April 28, 2008

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Balance Sheets

January 31, 2008 and 2007

 (in thousands, except share and per share data)

	Successor	Predecessor II
	2008	2007
Assets
Current assets:
Cash	$680	$5,631
Restricted cash	2,000	-
Accounts receivable, net of reserves of $328 and $496 at January
31, 2008 and 2007, respectively	54,754	54,464
Inventories, net of reserves of $694 and $920 at January
31, 2008 and 2007, respectively	65,597	54,397
Prepaid expenses and other	2,524	3,189
Refundable income taxes	3,419	1,028
Deferred income taxes	1,438	1,812
Total current assets	130,412	120,521

Property, plant and equipment, net	50,843	44,150

Goodwill	231,769	134,823
Other intangible assets, net	148,516	103,324
Deferred financing costs and other	383	9,458
Total assets	$561,923	$412,276

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$244	$-
Accounts payable	29,965	22,832
Accrued expenses	17,757	29,550
Income taxes payable	-	2,684
Total current liabilities	47,966	55,066

Long-term debt, less current installments	248,045	228,295

Deferred income taxes	62,666	60,761

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100
shares issued and outstanding	-	-
Additional paid-in capital	208,175	68,287
Accumulated deficit	(4,929)	(133)
Total stockholder’s equity	203,246	68,154
Total liabilities and stockholder’s equity	$561,923	$412,276

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Period June 16, 2007 through January 31, 2008, Period February 1, 2007 through June 15, 2007, Period February 8, 2006 through January 31, 2007,

Period February 1, 2006 through February 7, 2006 and Fiscal Year Ended January 31, 2006

 (in thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

Net sales	$221,432	$138,239	$289,842	$4,020	$209,409
Cost of goods sold	190,020	106,422	231,463	3,067	161,186
Gross profit	31,412	31,817	58,379	953	48,223

Operating expenses:
Selling, general and administrative	15,192	21,044	19,859	7,346	14,882
Amortization	9,684	2,363	13,406	11	577
	24,876	23,407	33,265	7,357	15,459
Income (loss) from operations	6,536	8,410	25,114	(6,404)	32,764

Interest expense	15,549	9,991	25,580	336	16,838
Income (loss) before income
taxes	(9,013)	(1,581)	(466)	(6,740)	15,926

Income tax expense (benefit)	(4,084)	930	(333)	(2,663)	7,629
Net income (loss)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Period June 16, 2007 through January 31, 2008, Period February 1, 2007 through June 15, 2007, Period February 8, 2006 through January 31, 2007,

Period February 1, 2006 through February 7, 2006 and Fiscal Year Ended January 31, 2006

 (in thousands, except share data)

	Common Stock		Additional		Stockholders’
	Shares		Paid-in	Accumulated	Equity
	Outstanding	Amount	Capital	Deficit	(Deficiency)
Predecessor I
Balances, January 31, 2005	1,000	$-	$8,355	$(50,888)	$(42,533)
Net income	-	-	-	8,297	8,297
Majority stockholder RMCHI
common stock exchanged	77,777	1	(1)	-	-
Minority interest RMCHI
common stock exchanged	17,579	-	4,894	-	4,894
Issuance of common stock
to majority stockholder	119,106	1	(1)	-	-
Balances, January 31, 2006	215,462	2	13,247	(42,591)	(29,342)
Net loss	-	-	-	(4,077)	(4,077)
Balances, February 7, 2006	215,462	2	13,247	(46,668)	(33,419)

Predecessor II
Net loss	-	-	-	(133)	(133)
Acquisition by RGCH Corp.	(215,362)	(2)	54,253	46,668	100,919
Equity contributions	-	-	560	-	560
Incentive unit expense	-	-	227	-	227
Balances, January 31, 2007	100	-	68,287	(133)	68,154
Net loss	-	-	-	(2,511)	(2,511)
Incentive unit expense	-	-	4,079	-	4,079
Balances, June 15, 2007	100	-	72,366	(2,644)	69,722

Successor
Net loss	-	-	-	(4,929)	(4,929)
Acquisition by RG Tube	-	-	139,468	2,644	142,112
Dividend	-	-	(3,800)	-	(3,800)
Incentive unit expense	-	-	141	-	141
Balances, January 31, 2008	100	$-	$208,175	$(4,929)	$203,246

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Period June 16, 2007 through January 31, 2008, Period February 1, 2007 through June 15, 2007, Period February 8, 2006 through January 31, 2007,

Period February 1, 2006 through February 7, 2006 and Fiscal Year Ended January 31, 2006

(in thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006
Cash flows from operating activities:
Net income (loss)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	13,477	4,551	18,658	110	5,866
Amortization of deferred debt expenses and
debt (premium) discount	(715)	576	1,489	-	168
Extinguishment of deferred debt expenses	-	-	-	535	-
Expensing of write-up of inventory	6,048	-	4,148	-	-
(Gain) loss on disposal of property, plant
and equipment	(1)	16	105	-	-
Deferred income taxes	(3,502)	(1,846)	(4,146)	(2,313)	1,626
Incentive unit expense	141	4,079	227	-	-
Compensation expense – transaction cost	-	-	-	54	-
Change in assets and liabilities:
Accounts receivable	5,560	(5,850)	(14,963)	(1,403)	(2,756)
Inventories	5,751	(17,014)	(17,206)	(385)	(3,050)
Other current and non-current assets	776	598	509	(66)	(527)
Accounts payable	(8,752)	14,188	6,014	2,088	1,052
Accrued expenses	929	(7,767)	15,199	2,771	276
Income taxes	(4,873)	(202)	4,495	(350)	(2,005)
Net cash provided by (used in)
operating activities	9,910	(11,182)	14,396	(3,036)	8,947

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,920)	(2,269)	(6,273)	(498)	(4,680)
Proceeds from sale of
property, plant and equipment	5	-	4,939	-	-
Acquisition of minority interest common stock	-	-	-	-	(1,806)
Cash paid for acquisition, net of cash acquired	-	-	(34,580)	-	-
Net cash used in investing activities	(6,915)	(2,269)	(35,914)	(498)	(6,486)

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Period June 16, 2007 through January 31, 2008, Period February 1, 2007 through June 15, 2007, Period February 8, 2006 through January 31, 2007,

Period February 1, 2006 through February 7, 2006 and Fiscal Year Ended January 31, 2006

(in thousands)

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006
Cash flows from financing activities:
Proceeds from (payments on) new Revolving
Credit Facility	(4,800)	12,324	21,315	6,980	-
Payments on old revolving credit facility	-	-	-	(30,919)	(34)
Purchase price adjustment	-	-	2,608	-	-
Proceeds from (payments to) parent company	1,962	-	-	(23,062)	-
Dividend	(3,800)	-	-	-	-
Proceeds from bonds payable	-	-	-	200,000	-
Payments on long-term debt	(15)	-	-	(139,500)	(1,000)
Payments of financing fees	(116)	(50)	(562)	(9,579)	-
Equity contributions	-	-	560	-	-
Net cash provided by (used in) financing
activities	(6,769)	12,274	23,921	3,920	(1,034)

Net increase (decrease) in cash	(3,774)	(1,177)	2,403	386	1,427

Cash at beginning of period	4,454	5,631	3,228	2,842	1,415
Cash at end of period	$680	$4,454	$5,631	$3,228	$2,842

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(1)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

RathGibson, Inc. (“RathGibson”) and its subsidiary (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathTM, Gibson Tube® and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,834, including a contingent payment of $3,376 made by RG Tube.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the period June 16, 2007 through January 31, 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm, which was settled at closing (Note 15); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the period June 16, 2007 through January 31, 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 12).  The foregoing transactions were recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The following table summarizes the purchase price allocation in the DLJ Acquisition:

Current assets	$153,527
Property, plant and equipment	46,224
Goodwill	231,769
Other intangible assets	153,000
Deferred financing costs and other	342
Total assets acquired	584,862
Current liabilities	(57,936)
Long-term debt	(251,868)
Deferred income tax liability	(63,224)
Total liabilities assumed	(373,028)
Purchase price paid	$211,834

Approximately $32,600 of the goodwill recorded as part of the DLJ Acquisition will be deductible for income tax purposes.

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Corp., a wholly-owned subsidiary of RGCH LLC, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “CH Acquisition”).  The aggregate purchase price was $66,920, including an earnout payment of $2,028 made by the Company in the period February 1, 2007 through June 15, 2007.  The earnout payment was equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the stock purchase agreement) for fiscal 2007 over $45,000, up to a maximum earnout payment of $30,000.  The CH Acquisition was financed through a combination of debt and equity.  RathGibson issued new 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200,000 in connection with the CH Acquisition.  In addition, RathGibson entered into a new five-year, $50,000 Revolving Credit Facility, which was partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the CH Acquisition was paid in full in conjunction with the CH Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the CH Acquisition were surrendered in accordance with the stock option plan and the phantom rights plan pursuant to which they were issued and together with other compensatory payments were settled for $6,616 at closing and recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “CH Transactions.”

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The following table summarizes the purchase price allocation in the CH Acquisition:

Current assets	$87,191
Property, plant and equipment	43,691
Goodwill	119,946
Other intangible assets	92,800
Deferred financing costs and other	10,334
Total assets acquired	353,962
Current liabilities	(25,789)
Long-term debt	(206,980)
Deferred income tax liability	(54,273)
Total liabilities assumed	(287,042)
Purchase price paid	$66,920

Approximately $33,300 of the goodwill recorded as part of the CH Acquisition has been or will be deductible for income tax purposes.

The results for the fiscal year ended January 31, 2008 include the Company’s results through June 15, 2007 (Predecessor II) and after the DLJ Acquisition (Successor).  The results for the fiscal year ended January 31, 2007 include the Company’s results through February 7, 2006 (“Predecessor I”) and after the CH Acquisition (“Predecessor II”).  As part of the DLJ Acquisition and the CH Acquisition, the Company entered into the various financing arrangements described above and each acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of each of the acquisitions will not necessarily be comparable to prior periods.

Prior to the CH Acquisition, the consolidated financial statements reflected the accounts of RathGibson, formerly Gibson Tube, Inc., and its subsidiary RMC Holding, Inc. and subsidiary (“RMCHI” or “Rath”).  RMCHI was merged into RathGibson in September 2005.  The Company was wholly owned by Liberty Partners Holding 10, LLC at January 31, 2006.

(2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation - All significant intercompany accounts and transactions have been eliminated.

Concentration of Risk - The Company provides credit in the normal course of business to its customers. The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.  See Note 17 for net sales to individual customers representing 10% or more of the Company’s net sales and accounts receivable from individual customers representing 10% or more of the Company’s accounts receivable.  A significant amount of the Company’s purchases of production materials and related accounts payable are concentrated with a few suppliers.  The Company’s primary raw material used in production is steel which is subject to market price fluctuations.  The Company attempts to limit its exposure to price fluctuations by adjusting its selling prices to the Company’s customers on a periodic basis.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The Company has cash deposited in financial institutions in which the balances occasionally exceed the federal government agency insured limit of $100,000.  The Company has not experienced any losses on such accounts and management believes it is not exposed to any significant risk.

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

The fair value of the Company’s Senior Notes are based on market quotes.  At January 31, 2008, the fair value of the Senior Notes approximates $190,000 versus their carrying value of $210,485.

Cash - The Company utilizes controlled disbursement cash accounts which are funded when outstanding checks are presented for payment.  The Company accounts for such outstanding check amounts by reporting them as accounts payable in its Consolidated Balance Sheets and including the change in such amounts in cash flows from operating activities in its Consolidated Statements of Cash Flows.

Restricted Cash - Restricted cash consists entirely of proceeds from the issuance of a $2,000 industrial development revenue bond (“IRB”) (Note  9) that will be used to finance the acquisition and installation of machinery and equipment for the Company’s Arkansas segment.

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

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined using standard costs which approximate actual costs based on the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets (37-40 years for buildings and structures, 3-12 years for machinery and equipment and office equipment, furniture and other).  Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the useful life of the leasehold improvement, whichever is shorter.  Maintenance and repairs are charged to expense, while major renewals and improvements are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in current operations.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Impairment of Long-Lived Assets - The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  The Company recognized no impairment losses during the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006 and the fiscal year ended January 31, 2006.

Goodwill and Other Intangible Assets - Goodwill is not amortized.  The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2008 and 2007, and determined that there was no impairment of goodwill.

Tradenames are not amortized.  The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2008 and 2007 and determined that there were no impairment of tradenames.

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, amortizable intangible assets are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition and after the CH Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the CH Acquisition, customer lists were amortized principally over 40 years.  The Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired customer lists is written off immediately.

Deferred Financing Costs - Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement.  Amortization of deferred financing costs is classified as interest expense in the Consolidated Statements of Operations.  In connection with the DLJ Acquisition, $8,638 of the existing deferred financing costs were eliminated in purchase accounting.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Income Taxes - After the DLJ Acquisition, RathGibson and its qualifying subsidiary are included in the federal income tax return and certain state income tax returns of RG Tube, which made an election to be treated as a corporation for income tax purposes.  Prior to the DLJ Acquisition and after the CH Acquisition, RathGibson and its qualifying subsidiary were included in the federal income tax return and certain state income tax returns of RGCH Corp.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of the respective tax sharing agreement with RG Tube or RGCH Corp., and payments for federal and certain state income taxes are made by the Company on behalf of RG Tube or RGCH Corp.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on February 1, 2007.  See Note 10 for the impact of the adoption on the Company’s financial statements.  The Company records interest and penalties in interest expense and selling, general and administrative expense, respectively, within its Consolidated Statements of Operations.

Revenue Recognition – Revenues are recognized when persuasive evidence of a selling arrangement exists, delivery has occurred, the Company’s price to the customer is fixed or determinable and collectibility is reasonably assured.  These criteria are generally satisfied upon shipment of product.

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

Selling, General and Administrative Expense - Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expense, legal and professional fees.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

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

Comprehensive Income - Comprehensive income (loss) in all fiscal years herein is equal to the net income (loss) for the same year.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS 141R, “Business Combinations,” (“SFAS 141R”) to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the impact the adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations for fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2009.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(4)

BUSINESS COMBINATIONS

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for $37,316 in cash.  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades and delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from the amended Revolving Credit Facility (Note 9), which was increased to $60,000 in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.

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

(5)

INVENTORIES

Inventories consist of the following at January 31:

	Successor	Predecessor II
	2008	2007

Raw materials	$46,147	$34,326
Work in process	6,186	3,157
Finished goods	13,264	16,914
Total inventories	$65,597	$54,397

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following at January 31:

	Successor	Predecessor II
	2008	2007

Leasehold improvements	$1,620	$1,817
Machinery and equipment	42,994	43,559
Office equipment, furniture and other	926	1,101
Construction in progress	8,955	2,788
	54,495	49,265
Less accumulated depreciation	(3,652)	(5,115)
Total property, plant and equipment, net	$50,843	$44,150

Depreciation expense for the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007, period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006 and the fiscal year ended January 31, 2006 amounted to $3,793, $2,188, $5,252, $99 and $5,289, respectively.

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/ distribution and executive office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4,939 million for this facility and agreed to lease this facility from AGNL, as described in Note 13.  The Company recognized a loss on sale of this facility amounting to $105.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

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

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The following table presents a rollforward of goodwill by segment for the respective periods:

	Wisconsin	New Jersey	Arkansas	Total
Predecessor I
Balances, January 31, 2005	$9,255	$49,665	$-	$58,920
Minority interest acquisition	5,297	-	-	5,297
Balances, January 31, 2006	14,552	49,665	-	64,217

Balances, February 7, 2006	14,552	49,665	-	64,217

Predecessor II
CH Acquisition	62,977	(7,115)	-	55,862
Greenville Acquisition	-	-	14,744	14,744
Balances, January 31, 2007	77,529	42,550	14,744	134,823
CH Acquisition	(133)	-	-	(133)
Balances, June 15, 2007	77,396	42,550	14,744	134,690

Successor
DLJ Acquisition	79,228	(15,617)	33,468	97,079
Balances, January 31, 2008	$156,624	$26,933	$48,212	$231,769

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, at January 31 are as follows:

	Successor			Predecessor II
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$124,000	$4,484	$119,516	$94,500	$5,776	$88,274
Tradenames	29,000	-	29,000	14,600	-	14,600
Total intangibles	$153,000	$4,484	$148,516	$109,100	$5,776	$103,324

The Company recorded intangible assets, other than goodwill, in connection with the DLJ Acquisition, Greenville Acquisition and CH Acquisition (Notes 1 and 4).  The gross carrying value of customer lists was increased by $2,000 during the fiscal year ended January 31, 2006 as a result of the minority interest “step” purchase transaction (Note 11).

The Company recorded backlog of $5,200 in connection with the DLJ Acquisition which was fully amortized in the period June 16, 2007 through January 31, 2008.  The Company also recorded backlog of $7,330 and $300 in connection with the CH Acquisition and Greenville Acquisition, respectively.  These amounts were fully amortized in the period February 8, 2006 through January 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Amortization expense consists of the following:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

Intangibles	$4,484	$2,363	$5,776	$11	$577
Backlog	5,200	-	7,630	-	-
Total amortization expense	$9,684	$2,363	$13,406	$11	$577

The estimated future amortization expense of intangible assets at January 31, 2008 is as follows:

Fiscal years ending January 31,
2009	$10,602
2010	10,267
2011	9,892
2012	9,550
2013	9,180

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following at January 31:

	Successor	Predecessor II
	2008	2007

Accrued compensation	$4,315	$6,041
Interest payable	10,385	10,626
Due to seller	-	7,512
Other	3,057	5,371
Total accrued expenses	$17,757	$29,550

At January 31, 2007, amounts due to seller primarily represent estimated federal and state income taxes and associated professional fees related to periods prior to the CH Acquisition of $5,412 and an earnout payment of approximately $2,100 (Note 1).

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows at January 31:

	Successor	Predecessor II
	2008	2007

Revolving Credit Facility	$35,819	$28,295
Senior Notes	210,485	200,000
IRB	1,985	-
Long-term debt	248,289	228,295
Less current installments	(244)	-
Long-term debt, less current installments	$248,045	$228,295

Concurrently with the closing of the CH Transactions, and as a condition thereof, RathGibson entered into the five-year, $50,000 senior secured Revolving Credit Facility and repaid in full the revolving credit facility then outstanding.  Concurrently with the closing of the Greenville Acquisition and the DLJ Acquisition, the Company entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 and $20,000, respectively, to a total of $80,000, subject to borrowing base availability.  There were no material changes to the covenants as a result of the amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1% (7.00% at January 31, 2008) or (ii) LIBOR plus 2% (5.75% at January 31, 2008).  At January 31, 2008, the Company had $44,181 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at January 31, 2008.

In connection with the CH Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at January 31, 2008.

In connection with the DLJ Acquisition, the Company adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $765 for the period June 16, 2007 through January 31, 2008.  The unamortized bond premium included in the Senior Notes was $10,485 at January 31, 2008.

On December 14, 2007, Greenville closed on a $2,000 IRB with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds will be used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of $29 with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The old revolving credit facility, term loan payable and notes payable to related party were paid in full on February 7, 2006 in connection with the CH Acquisition (Note 1).

Aggregate scheduled maturities of long-term debt at January 31, 2008 are as follows:

Fiscal Years Ending January 31,
2009	$244
2010	257
2011	271
2012	36,105
2013	302
Thereafter	200,625
237,804
Unamortized bond premium	10,485
$248,289

(10)

INCOME TAXES

The Company adopted FIN 48 on February 1, 2007.  The Company did not have any material uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have a material impact on the Company’s financial position or results of operations.  At January 31, 2008, the Company had no material unrecognized tax benefits.  RGCH Corp. or RG Tube’s federal tax returns for fiscal 2007 and thereafter remain subject to examination by tax authorities.  The Company, RGCH Corp., RG Tube or Greenville’s major state tax returns for fiscal 2004 and thereafter generally remain subject to examination by taxing authorities.  Additionally, the Company has indemnification agreements with the sellers of RathGibson in the CH Acquisition and the sellers of Greenville in the Greenville Acquisition which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

Income tax expense (benefit) is comprised of the following:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

Current	$(582)	$2,776	$3,813	$(350)	$6,003
Deferred	(3,502)	(1,846)	(4,146)	(2,313)	1,626
Total income tax expense
(benefit)	$(4,084)	$930	$(333)	$(2,663)	$7,629

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Income tax expense (benefit) differs from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

Income taxes at U.S. federal statutory rate	$(3,064)	$(537)	$(158)	$(2,292)	$5,415
State income taxes, net of federal
tax benefit	(513)	(8)	(134)	(549)	1,099
Prior year state income tax
settlement	-	-	-	-	954
Extra territorial income deduction and
domestic production activity deduction	-	(72)	(245)	-	(309)
Prior year revisions to current and
deferred tax items	(519)	(34)	-	-	382
Non-deductible incentive unit expense	35	1,387	77	-	-
Non deductible expenses and other	(23)	194	127	178	88
	$(4,084)	$930	$(333)	$(2,663)	$7,629

During the fiscal year ended January 31, 2006, the Company paid $954 in state income tax to settle a state income tax claim for a prior year adjustment.

Significant components of the Company’s net deferred income taxes are as follows at January 31:

	Successor	Predecessor II
	2008	2007

Deferred income tax assets:
Inventories	$483	$147
Accrued expenses and reserves	286	926
Deferred financing costs	3,108	-
Unamortized bond premium	4,089	-
Net operating tax loss carryforwards	513	288
Total gross deferred income tax assets	8,479	1,361

Deferred income tax liabilities:
Property, plant and equipment	(10,453)	(10,393)
Goodwill and other intangibles	(59,254)	(49,917)
Total gross deferred income tax liabilities	(69,707)	(60,310)
Net deferred income tax liability	$(61,228)	$(58,949)

Classification of net deferred income tax liability in Consolidated Balance Sheets:
Current net deferred income tax asset	$1,438	$1,812
Non-current net deferred income tax liability	(62,666)	(60,761)
Net deferred income tax liability	$(61,228)	$(58,949)

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The Company has not recorded a valuation allowance as of January 31, 2008 and 2007.  The Company has approximately $513 of tax-effected state net operating tax loss carryforwards generated in certain states which will expire on various dates between fiscal 2015 and fiscal 2023.

(11)

STOCKHOLDERS’ EQUITY

In September 2005, all outstanding shares of RMCHI common stock (95,356.25 shares) were exchanged on a one-for-one basis for shares of RathGibson common stock.  Shares of common stock owned by the minority stockholders of RMCHI (17,579 shares), which were exchanged for RathGibson common stock were valued at $4,894, which value was allocated to property, plant and equipment, goodwill and other intangible assets.  The purchase price for the acquisition of minority interest was allocated as follows:

Property, plant and equipment	$300
Goodwill	5,297
Other intangible assets	2,000
Deferred income tax liability	(897)
6,700
Cash paid	1,806
Minority interest	$4,894

In February 2005, RMCHI purchased a total of 8,491.5 shares of its common stock for $1,806 from two former executives.  This transaction was considered a “step” purchase transaction and accordingly the $1,806 was recorded as a fair value adjustment (increase) in the value of the property, plant and equipment, intangible assets, and goodwill in the fiscal year ended January 31, 2006.

(12)

EQUITY BASED COMPENSATION

Successor - RG Tube has allocated certain of its Class B units for incentive based grants primarily to executives and key employees of the Company.  The incentive units primarily vest based on the following:  (i) 33% vest ratably over certain specified periods of continuing employment; and (ii) 67% vest on the achievement of certain performance-based targets.  Vesting of certain units may be accelerated upon a change of control.

The fair value of each incentive unit granted is estimated on the date of grant using the following weighted average assumptions: (i) risk free interest rate of 4.9%; (ii) expected dividend yield of 0.0%; (iii) expected term of 2 years; and (iv) expected volatility of 46.2%.

164,572 incentive units were granted during the period June 16, 2007 through January 31, 2008 at a weighted average fair value per unit of $16.33.  9,594 incentive units were forfeited during the period June 16, 2007 through January 31, 2008 at a weighted average fair value per unit of $16.41.  22,046 incentive units were vested at January 31, 2008 at a weighted average fair value per unit of $16.41.

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s consolidated financial statements.  Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $141 for the period June 16, 2007 through January 31, 2008.  At January 31, 2008, total unrecognized incentive unit cost was approximately $794, which is expected to be recognized over a weighted-average remaining period of approximately 4.5 years.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Predecessor II – Prior to the DLJ Acquisition, RGCH LLC allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units primarily vested based on the following:  (i) 25% vested ratably over certain specified periods of continuing employment; (ii) 35% vested on the achievement of certain performance-based targets to be established annually by the board of directors; and (iii) 40% vested upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

79,295 incentive units were granted during the period February 8, 2006 through January 31, 2007.  No incentive units were forfeited during the period February 8, 2006 through January 31, 2007.  No incentive units were vested at January 31, 2007.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 within the Consolidated Statements of Operations during the period February 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

Although the incentive units were issued by RGCH LLC, the incentive units related to the employment of executives and key employees of the Company; accordingly, the expense was recognized in the Company’s consolidated financial statements.  Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $4,079 for the period February 1, 2007 through June 15, 2007.   Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $227 for the period February 8, 2006 through January 31, 2007.

Predecessor I - In connection with the CH Acquisition, all stock options and phantom rights were surrendered in accordance with the stock option plan and the phantom rights plan.  Compensation expense related to the stock options, phantom rights and management bonuses totaled $6,616 and was recorded as selling, general and administrative expense in the period February 1, 2006 through February 7, 2006 and paid on February 7, 2006.  No compensation expense related to stock options and phantom rights were recorded in the fiscal year ended January 31, 2006.

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

Rental expense, which relates principally to the facility leases, for all operating leases was approximately $1,698, $947, $1,788, $95 and $1,650 for the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007, period February 8, 2006 through January 31, 2007, period February 1, 2006 through February 7, 2006 and the fiscal year ended January 31, 2006, respectively.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Future minimum lease payments required under long-term non-cancelable operating leases in effect at January 31, 2008 is as follows:

Fiscal Years Ending January 31,
2009	$2,476
2010	2,233
2011	1,106
2012	1,046
2013	1,003
Thereafter	12,411
$20,275

Litigation - The Company is a party to litigation matters and claims, which are normal in the course of its operations.  While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

(14)

RETIREMENT PLANS

The Company sponsors 401(k) profit sharing plans that cover substantially all employees.  Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements.  Participants may make voluntary, pre-tax contributions through salary deferrals to the plans.  The Company may make discretionary contributions to such plans.  The Company recorded expense of $746, $465, $1,137 and $907 for the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007, period February 8, 2006 through January 31, 2007 and the fiscal year ended January 31, 2006, respectively.  No expense was recorded for the period February 1, 2006 through February 7, 2006.

(15)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During the period June 16, 2007 through January 31, 2008, the Company recorded an expense of $625 to selling, general and administrative expenses within the Consolidated Statements of Operations.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded an expense of $5,577 (including $4,844 of fees and charges related to the termination of the management agreement) to selling, general and administrative expenses.  In the period February 8, 2006 through January 31, 2007, the Company recorded an expense of $1,965 under this management agreement.

In fiscal 2006, the Company recorded an expense of $325 to a company affiliated with certain of its stockholders and $50 to certain stockholders for advisory services provided throughout the fiscal year.  Management fees are reported as a component of selling, general and administrative expense.

(16)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006
Cash paid (refunded) during the period for:
Interest	$13,689	$12,281	$13,830	$501	$17,622
Income taxes	4,291	2,978	(680)	-	8,149

Non-cash investing activities:
Additions to property, plant
and equipment in
accounts payable	1,679	183	-	-	-

Non-cash financing activity:
Exchange of minority shares
for Common stock of the
Company	-	-	-	-	4,894

Non-cash investing and financing activity:
Restricted cash proceeds
from issuance of the IRB	2,000	-	-	-	-

(17)

SEGMENT REPORTING

Business Segments - The Company operates in primarily one business, which is the manufacturing of highly engineered premium stainless steel and alloy tubular products.  However, the Company has determined it has three reportable segments, Wisconsin, New Jersey and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment is the same as those described in the Summary of Significant Accounting Policies (Note 2).  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, depreciation and interest expense.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Information about each segment (after elimination of intercompany sales) is summarized as follows:

	Successor
	Wisconsin	New Jersey	Arkansas	Total
Period June 16, 2007 through January 31, 2008:
Chemical/petrochemical processing and power
generation products	$85,926	$7,214	$7,653	$100,793
Energy products	-	32,829	1,395	34,224
Food, beverage and pharmaceutical products	23,348	2,120	455	25,923
General commercial products	26,391	12,401	21,700	60,492
Total net sales	135,665	54,564	31,203	221,432
Income (loss) from operations	(162)	196	6,502	6,536
Interest expense (income)	15,677	-	(128)	15,549
Income tax expense (benefit)	(6,468)	-	2,384	(4,084)
Net income (loss)	(9,371)	196	4,246	(4,929)
Depreciation and amortization	7,141	4,070	2,266	13,477
Capital expenditures	3,283	2,253	1,384	6,920

	Predecessor II
	Wisconsin	New Jersey	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Chemical/petrochemical processing and power
generation products	$50,655	$3,059	$4,813	$58,527
Energy products	-	21,332	1,118	22,450
Food, beverage and pharmaceutical products	14,481	1,709	418	16,608
General commercial products	19,821	8,067	12,766	40,654
Total net sales	84,957	34,167	19,115	138,239
Income (loss) from operations	(927)	3,163	6,174	8,410
Interest expense (income)	10,062	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	2,206	930
Net income (loss)	(9,713)	3,163	4,039	(2,511)
Depreciation and amortization	2,165	1,832	554	4,551
Capital expenditures	664	965	640	2,269

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

	Predecessor II
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

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

	Predecessor I
	Wisconsin	New Jersey	Arkansas	Total
Fiscal Year Ended January 31, 2006:
Chemical/petrochemical processing and power
generation products	$81,859	$8,715	$-	$90,574
Energy products	-	43,299	-	43,299
Food, beverage and pharmaceutical products	25,823	3,727	-	29,550
General commercial products	30,826	15,160	-	45,986
Total net sales	138,508	70,901	-	209,409
Income from operations	20,019	12,745	-	32,764
Interest expense	10,521	6,317	-	16,838
Income tax expense	4,455	3,174	-	7,629
Net income	5,043	3,254	-	8,297
Depreciation and amortization	2,392	3,474	-	5,866
Capital expenditures	650	4,030	-	4,680

The following table presents segment identifiable asset information at January 31:

	Successor	Predecessor II
	2008	2007
Total assets:
Wisconsin	$533,727	$387,129
New Jersey	118,378	127,529
Intercompany eliminations	(108,834)	(112,995)
	543,271	401,663
Arkansas	118,009	54,203
Intercompany eliminations	(99,357)	(43,590)
Total assets	$561,923	$412,276

The following table presents segment goodwill information at January 31:

	Successor	Predecessor II
	2008	2007
Goodwill:
Wisconsin	$156,624	$77,529
New Jersey	26,933	42,550
Arkansas	48,212	14,744
Total goodwill	$231,769	$134,823

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Geographic Segments - Geographic information about the Company’s net sales is summarized as follows:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

United States	$173,677	$117,469	$237,735	$3,974	$172,881
Other countries	47,755	20,770	52,107	46	36,528
Total net sales	$221,432	$138,239	$289,842	$4,020	$209,409

Substantially all assets of the Company are located within the United States.

Major Customers - Net sales to individual customers representing 10% or more of the Company’s net sales are summarized as follows:

	Successor	Predecessor II		Predecessor I
	Period	Period	Period	Period
	June 16,	February 1,	February 8,	February 1,	Fiscal
	2007 through	2007 through	2006 through	2006 through	Year Ended
	January 31,	June 15,	January 31,	February 7,	January 31,
	2008	2007	2007	2006	2006

Customer A	13%	9%	11%	4%	15%
Customer B	7	8	9	1	10
	20%	17%	20%	5%	25%

The following table presents accounts receivable to individual customers representing 10% or more of the Company’s accounts receivable at January 31:

	Successor	Predecessor II
	2008	2007

Customer A	$19	$9
Customer B	11	13
	$30	$22

Net sales to and accounts receivable from Customer A are reported in all segments of the Company.  Net sales to and accounts receivable from Customer B are primarily reported in the New Jersey and Arkansas segments.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(18)

QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended January 31:

	Predecessor II		Successor
	2008
		Period	Period
		May 1,	June 16,
		2007 through	2007 through
	1st	June 15,	July 31,	3rd	4th
	Quarter	2007	2007	Quarter	Quarter	Total

Net sales	$89,006	$49,233	$48,674	$86,448	$86,310	$359,671
Gross profit	19,849	11,968	6,717	11,692	13,003	63,229
Income (loss)
from operations	12,191	(3,781)	(627)	2,041	5,122	14,946
Net income (loss)	3,430	(5,941)	(3,268)	(1,790)	129	(7,440)

	Predecessor	Predecessor II
	2007
	Period	Period
	February 1,	February 8,
	2006 through	2006 through
	February 7,	April 30,	2nd	3rd	4th
	2006	2006	Quarter	Quarter	Quarter (1)	Total

Net sales	$4,020	$54,701	$64,188	$77,738	$93,215	$293,862
Gross profit	953	9,354	14,131	17,391	17,503	59,332
Income (loss)
from operations	(6,404)	3,180	8,058	10,307	3,569	18,710
Net income (loss)	(4,077)	(1,457)	1,012	2,194	(1,882)	(4,210)

(1)

The fourth quarter of fiscal 2007 was negatively impacted by $7,439 due to the finalization of the purchase accounting related to both the CH Acquisition and Greenville Acquisition.   The Company made the following adjustments in the fourth quarter of fiscal 2007:

a.

Increase in the expensing of the write-up of inventory - $1,741; and

b.

Increase in the amortization of backlog - $5,740.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

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

The following supplemental guarantor financial information presents:  (i) consolidating balance sheets at January 31, 2008 and 2007; (ii) consolidating statements of operations for the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007 and period February 8, 2006 through January 31, 2007; and (iii) consolidating statements of cash flows for the period June 16, 2007 through January 31, 2008, period February 1, 2007 through June 15, 2007 and period February 8, 2006 through January 31, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Consolidating Balance Sheet

January 31, 2008

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$237	$443	$-	$680
Restricted cash	-	2,000	-	2,000
Accounts receivable, net	48,541	6,213	-	54,754
Intercompany account and note receivable	181	2,415	(2,596)	-
Inventories	45,182	20,415	-	65,597
Prepaid expenses and other	2,131	393	-	2,524
Refundable income taxes	6,781	11	(3,373)	3,419
Deferred income taxes	1,325	113	-	1,438
Total current assets	104,378	32,003	(5,969)	130,412

Property, plant and equipment, net	44,855	5,988	-	50,843

Goodwill	183,557	48,212	-	231,769
Other intangible assets, net	116,776	31,740	-	148,516
Deferred financing costs and other	317	66	-	383
Investment in subsidiary	93,388	-	(93,388)	-
Total assets	$543,271	$118,009	$(99,357)	$561,923

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$-	$244	$-	$244
Accounts payable	25,963	4,002	-	29,965
Intercompany account and note payable	2,415	181	(2,596)	-
Accrued expenses	16,490	1,267	-	17,757
Income taxes payable	-	3,373	(3,373)	-
Total current liabilities	44,868	9,067	(5,969)	47,966

Long-term debt, less current installments	246,304	1,741	-	248,045

Deferred income taxes	48,853	13,813	-	62,666

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	208,175	87,041	(87,041)	208,175
Retained earnings (accumulated deficit)	(4,929)	4,246	(4,246)	(4,929)
Total stockholder’s equity	203,246	91,288	(91,288)	203,246
Total liabilities and stockholder’s equity	$543,271	$118,009	$(99,357)	$561,923

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

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

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Consolidating Statement of Operations

For the Period June 16, 2007 through January 31, 2008

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$193,731	$31,473	$(3,772)	$221,432
Cost of goods sold	172,788	21,004	(3,772)	190,020
Gross profit	20,943	10,469	-	31,412

Operating expenses:
Selling, general and administrative	13,185	2,007	-	15,192
Amortization	7,724	1,960	-	9,684
	20,909	3,967	-	24,876
Income from operations	34	6,502	-	6,536

Interest expense (income)	15,677	(128)	-	15,549
Income (loss) before equity in earnings of
subsidiary and income taxes	(15,643)	6,630	-	(9,013)

Equity in earnings of subsidiary	(4,246)	-	4,246	-
Income (loss) before income taxes	(11,397)	6,630	4,246	(9,013)

Income tax expense (benefit)	(6,468)	2,384	-	(4,084)
Net income (loss)	$(4,929)	$4,246	$4,246	$(4,929)

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

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

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

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

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Consolidating Statement of Cash Flows

For the Period June 16, 2007 through January 31, 2008

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,929)	$4,246	$(4,246)	$(4,929)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,211	2,266	-	13,477
Amortization of deferred debt expenses and
debt premium	(717)	2	-	(715)
Expensing of write-up of inventory	5,694	354	-	6,048
Gain on disposal of property, plant and equipment	(1)	-	-	(1)
Deferred income taxes	(2,489)	(1,013)	-	(3,502)
Incentive unit expense	141	-	-	141
Equity in earnings of subsidiary	(4,246)	-	4,246	-
Change in assets and liabilities:
Accounts receivable	4,782	778	-	5,560
Intercompany account receivable and payable	(147)	147	-	-
Inventories	17,483	(11,732)	-	5,751
Other current and non-current assets	717	59	-	776
Accounts payable	(11,868)	3,116	-	(8,752)
Accrued expenses	1,212	(283)	-	929
Income taxes	(5,243)	370	-	(4,873)
Net cash provided by (used in)
operating activities	11,600	(1,690)	-	9,910

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,536)	(1,384)	-	(6,920)
Proceeds from sale of property, plant and equipment	5	-	-	5
Intercompany note receivable	-	2,994	(2,994)	-
Net cash provided by (used in)
investing activities	(5,531)	1,610	(2,994)	(6,915)

Cash flows from financing activities:
Net payments on new Revolving Credit Facility	(4,800)	-	-	(4,800)
Proceeds from parent company	1,962	-	-	1,962
Dividend	(3,800)	-	-	(3,800)
Payments on long-term debt	-	(15)	-	(15)
Payments of financing fees	(48)	(68)	-	(116)
Intercompany note payable	(2,994)	-	2,994	-
Net cash used in financing activities	(9,680)	(83)	2,994	(6,769)

Net decrease in cash	(3,611)	(163)	-	(3,774)

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$237	$443	$-	$680

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

Consolidating Statement of Cash Flows

For the Period February 1, 2007 through June 15, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,511)	$4,039	$(4,039)	$(2,511)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,997	554	-	4,551
Amortization of deferred debt expenses	576	-	-	576
Loss on disposal of property, plant and equipment	-	16	-	16
Deferred income taxes	(1,541)	(305)	-	(1,846)
Incentive unit expense	4,079	-	-	4,079
Equity in earnings of subsidiary	(4,039)	-	4,039	-
Change in assets and liabilities:
Accounts receivable	(3,666)	(2,184)	-	(5,850)
Intercompany account receivable and payable	(8)	8	-	-
Inventories	(17,846)	832	-	(17,014)
Other current and non-current assets	316	282	-	598
Accounts payable	15,547	(1,359)	-	14,188
Accrued expenses	(7,249)	(518)	-	(7,767)
Income taxes	(1,403)	1,201	-	(202)
Net cash provided by (used in)
operating activities	(13,748)	2,566	-	(11,182)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,629)	(640)	-	(2,269)
Intercompany note receivable	-	(1,525)	1,525	-
Net cash used in investing activities	(1,629)	(2,165)	1,525	(2,269)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	12,324	-	-	12,324
Intercompany note payable	1,525	-	(1,525)	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	13,799	-	(1,525)	12,274

Net increase (decrease) in cash	(1,578)	401	-	(1,177)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,848	$606	$-	$4,454

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

 Consolidating Statement of Cash Flows

For the Period February 8, 2006 through January 31, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(133)	$2,808	$(2,808)	$(133)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	17,663	995	-	18,658
Amortization of deferred debt expenses and debt discount	1,489	-	-	1,489
Expensing of write-up of inventory	3,934	214	-	4,148
Loss on disposal of property, plant and equipment	105	-	-	105
Deferred income taxes	(3,597)	(549)	-	(4,146)
Incentive unit expense	227	-	-	227
Equity in earnings of subsidiary	(2,808)	-	2,808	-
Change in assets and liabilities:
Accounts receivable	(14,258)	(705)	-	(14,963)
Intercompany account receivable and payable	(26)	26	-	-
Inventories	(14,516)	(2,690)	-	(17,206)
Other current and non-current assets	551	(42)	-	509
Accounts payable	5,875	139	-	6,014
Accrued expenses	15,560	(361)	-	15,199
Income taxes	2,897	1,598	-	4,495
Net cash provided by operating activities	12,963	1,433	-	14,396

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,193)	(80)	-	(6,273)
Proceeds from sale of property, plant and equipment	4,939	-	-	4,939
Intercompany note receivable	-	(3,884)	3,884	-
Cash paid for acquisition, net of cash acquired	(37,316)	-	2,736	(34,580)
Net cash used in investing activities	(38,570)	(3,964)	6,620	(35,914)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	21,315	-	-	21,315
Purchase price adjustment	2,608	-	-	2,608
Intercompany note payable	3,884	-	(3,884)	-
Payments of financing fees	(562)	-	-	(562)
Equity contributions	560	-	-	560
Net cash provided by financing activities	27,805	-	(3,884)	23,921

Net increase (decrease) in cash	2,198	(2,531)	2,736	2,403

Cash at beginning of period	3,228	2,736	(2,736)	3,228
Cash at end of period	$5,426	$205	$-	$5,631

RATHGIBSON, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008, 2007 and 2006

 (in thousands, except share data)

(20)

SUBSEQUENT EVENTS

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for a purchase price of approximately $25,600, subject to the finalization of the net working capital adjustment (referred to as the “Mid-South Acquisition”).  This transaction was financed with the funds available from the Company’s Revolving Credit Facility.

In connection with the Mid-South Acquisition, on February 27, 2008, the Company entered into a fourth amendment to its Revolving Credit Facility with General Electric Capital Corporation (“GECC”) in which GECC agreed that the Mid-South Acquisition constituted a “Permitted Acquisition” under the Revolving Credit Facility and permitted the Company to extend the time required to execute bank account control agreements with regard to Mid-South bank accounts.

On April 8, 2008, Company entered into a fifth amendment to its senior Revolving Credit Facility with GECC for which the borrowing capacity was increased by $10,000 to $90,000, subject to borrowing base availability.  Additionally, the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, and allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding the Company’s board of directors, the board of directors of RGCH Corp. and the board of directors of RG Tube.  Each of the individuals has served as a member of the applicable board of directors since the dates indicated below in their biographical data.

Name	Age	Position

Harley B. Kaplan	54	President and Chief Executive Officer of RathGibson and
		Greenville; Member of the Company’s board of directors, the board
		of directors of Greenville, the board of directors of RGCH Corp.
		and the board of directors of RG Tube
Barry C. Nuss	55	Chief Financial Officer of RathGibson and Greenville; Member of
		the board of directors of RG Tube
Edward A. Johnson	45	Member of the board of directors of RG Tube

John A. Janitz	65	Member of the board of directors of RG Tube

Dominick J. Schiano	53	Member of the board of directors of RG Tube

Brian Zaumeyer	36	Member of the board of directors of RG Tube

Harley B. Kaplan joined the Company in September 2003 as President of Rath and was promoted to President and Chief Executive Officer of RathGibson in 2005.  Mr. Kaplan has been a member of the Company’s board of directors since September 2004, became a member of the board of directors of RGCH Corp. upon the consummation of the CH Acquisition, became a member of the board of directors of RG Tube upon the consummation of the DLJ Acquisition and became President and Chief Executive Officer and a director of Greenville upon the consummation of the Greenville Acquisition.  Mr. Kaplan was a Group Executive at IDEX Corporation from March 2002 through April 2003, and served as President and CEO of Wells Lamont Corporation from April 2001 through March 2002.  Mr. Kaplan’s prior experience also includes President of Koehler-Bright Star, Inc. and President of Lighting Systems Division at Goodrich.  In addition, Mr. Kaplan worked for Berkshire Hathaway Corporation’s Scott Fetzer Manufacturing Group for nine years.  Mr. Kaplan received a B.S. in Engineering and a B.A. in Accounting from the University of Cincinnati.

Barry C.  Nuss joined the Company in April 2006 as Chief Financial Officer of RathGibson and became Chief Financial Officer of Greenville upon the consummation of the Greenville Acquisition.  Mr. Nuss became a member of the board of directors of RG Tube upon the consummation of the DLJ Acquisition.  Mr. Nuss’ prior experience includes Senior Vice President and Chief Financial Officer of Metallurg, Inc. (“Metallurg”) from 2002 to 2006 and Vice President Finance and Chief Financial Officer from 1994 to 2002, Vice President Finance of Shieldalloy Metallurgical Corporation (a subsidiary of Metallurg) from 1988 to 1993 and Controller, North American Operations, for Metallurg from 1983 to 1987.  Prior to this, Mr. Nuss served as Divisional Controller for Cabot Mineral Resources from 1981 to 1983 and Senior Auditor at Deloitte, Haskins & Sells (now Deloitte & Touche LLP) from 1976 to 1981.  Mr. Nuss received a B.S. in Accounting at Farleigh Dickinson University.

Edward A. Johnson became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Johnson is a Managing Director and Partner in DLJ Merchant Banking Partners (“DLJMBP”).  Mr. Johnson joined DLJMBP in 2000 upon the merger of Credit Suisse (“CS”) and Donaldson Lufkin & Jenrette (”DLJ”), having initially joined CS in September 1998 to focus on the growth capital investment program for CS’s domestic private equity fund, Credit Suisse First Boston Equity Partners, L.P.  Since 2001, he has focused on investments for DLJ Growth Capital Partners.  Prior to joining CS, he spent four years at E.M. Warburg Pincus, LLC where he was a generalist in the private equity area, and two years as a consultant for the Boston Consulting Group.  Prior to earning his M.B.A, he spent six years with Chevron Corporation as a refinery planner.  Mr. Johnson received a B.S. in Chemical Engineering with Honors from Stevens Institute of Technology in 1984 and an M.B.A. from The Wharton School of the University of Pennsylvania in 1992, where he was a Palmer Scholar.  He is a director of Connecticut School of Broadcasting, LLC, Deffenbaugh Industries, Inc., Den-Mat Holdings, LLC, NextPharma Technologies, Inc., The Service Companies, Inc. and United Site Services, Inc.

John A. Janitz became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Janitz is an Industry Partner in DLJMBP.  Mr. Janitz joined DLJMBP in March of 2007 as Chairman-Global Industrial Partners.  Mr. Janitz has over 40 years of management and investment experience in the industrial sector.  He is responsible for sourcing investment opportunities, and for providing management guidance to DLJMBP with respect to industrial portfolio companies.  Prior to joining DLJMBP, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds (“Questor”), a $1 billion private equity turnaround fund, from 2003 to 2007.  Prior to joining Questor, from 1996 to 2001 Mr. Janitz was President and COO of Textron Inc (“Textron”), a NYSE-listed multi-industry company with over $12 billion in worldwide sales.  Before Textron, Mr. Janitz was an Executive Vice President with TRW Inc. (“TRW”) an international company providing advanced technology products and services.  In addition, he served as President of Wickes Manufacturing Company (“Wickes”), and held a number of key executive positions with Wickes’ predecessor company, Gulf &Western Industries, Inc. (“Gulf & Western”)  Mr. Janitz holds a B.S. degree in mechanical engineering from Villanova University, an M.B.A. from Eastern Michigan University and is a graduate of the Harvard University Advanced Management Program.  Mr. Janitz is a director of STR Holdings LLC.

Dominick J. Schiano became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Schiano is an Industry Partner in DLJMBP.  Mr. Schiano joined DLJMBP in 2007 as Vice Chairman - Global Industrial Partners.  Bringing over 30 years of experience in management, finance and operations, he is responsible for sourcing investment opportunities, and for providing strategic, operational and financial guidance to DLJMBP with respect to portfolio company investments in the industrial sector.  Mr. Schiano joined DLJMBP from Questor, where he served as a Managing Director and member of its Investment Committee from 2003 to 2007.  Prior to joining Questor, from 1997 to 2003 Mr. Schiano served in various executive roles at Textron, including Executive Vice President and CFO of Textron Automotive, Executive Vice President and CFO of Textron Fastening Systems, Inc., and finally as Executive Vice President and General Manager of Textron Fastening Systems Inc. - Threaded Products Group.  Prior to Textron, Mr. Schiano held senior positions at TRW, where he was responsible for mergers and acquisitions, joint ventures, licensing and strategic alliances.  Prior to that, Mr. Schiano held progressively responsible finance, M&A and operating roles at Wickes Companies Inc., Gulf & Western and Emerson Electric Company Inc.  Mr. Schiano attended Long Island University, majoring in Finance, and has completed the University of Pennsylvania - Wharton School Management Development Program and the Northwestern University - Kellogg School Mergers and Acquisitions Program.  Mr. Schiano is a director of STR Holdings LLC, Material Sciences Corporation and Paradigm Precision Holdings LLC.

Brian Zaumeyer became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Zaumeyer is a Director at DLJMBP, which position he has held since January 2006.  Prior to joining DLJMBP, Mr. Zaumeyer worked in the Investment Banking Divisions of DLJ and CS from 2000 through 2005, where he focused on various transactions for the firm’s financial sponsor clients.  Mr. Zaumeyer earned an M.B.A. from Columbia University and a B.S. with honors from Georgetown University.

Executive Officers

The following table sets forth certain information regarding the Company’s senior management.  Each of the individuals has served as an employee of the Company since the dates indicated below in their biographical data.

Name	Age	Position

Harley B. Kaplan	54	President and Chief Executive Officer of RathGibson and Greenville

Barry C. Nuss	55	Chief Financial Officer of RathGibson and Greenville

C. Michel Griffith, Jr.	60	Vice President Sales, RathGibson

David G. Pudelsky	60	Vice President, Sales and Market Development of RathGibson

Jeffrey J. Nelb	50	Vice President and General Manager - North Branch

For the biographical summary of Messrs. Kaplan and Nuss, see “DIRECTORS.”

C. Michel Griffith, Jr. joined the Company in 1987 as a National Sales Manager and was promoted to Vice President, Marketing in 1991.  In January 2005, Mr. Griffith became the Vice President Sales, responsible for straight length products.  Prior to joining the Company, Mr. Griffith was Marketing Director for Allegheny.  Mr. Griffith received a B.A. from Pennsylvania State University.

David G. Pudelsky joined the Company in 2001 as the Vice President, Sales and Marketing for the North Branch, New Jersey facility.  In May 2005, Mr. Pudelsky became Vice President, Sales and Market Development.  Mr. Pudelsky’s prior experience includes Vice President of Commercial Products at J&L Specialty Steel Corporation, Marketing Director of Sheet Products at Allegheny and Stainless Steel and Strip Product Manager at the Crucible Stainless Division of Colt Industries.  Mr. Pudelsky received a B.S. in Marketing and an M.B.A in Marketing and Finance from Bradley University.

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

Audit Committee

The audit committee of RG Tube functions as the Company’s audit committee.  The audit committee consists of Messrs. Schiano (Chairman) and Zaumeyer.

The primary purpose of the audit committee is oversight.  The audit committee shall assist the board of directors in fulfilling its responsibility to oversee (i) the conduct by the Company’s management of the Company’s financial reporting process; (ii) the integrity of the financial statements and other financial information provided by the Company to the SEC and the public; (iii) the Company’s system of internal accounting and financial controls, including, if applicable, the internal audit function; (iv) the independent registered public accounting firm’s qualifications, performance and independence; and (v) the annual independent audit of the Company’s financial statements.

Audit Committee Financial Expert

The audit committee and board of directors of RG Tube have determined that each member of the audit committee is financially literate and that Mr. Schiano qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other Company employees performing similar functions.  The Code of Business Conduct is posted on the Company’s internet website at www.RathGibson.com.  In addition, the Company filed its Code of Business Conduct as an exhibit to its Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K, if applicable, regarding any amendment to, or waiver from, a provision of the Code of Business Conduct by posting such information on the Company’s internet website.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

RG Tube’s compensation committee has the responsibility for establishing, monitoring and implementing the Company’s compensation program.  The Company’s compensation program for the executives officers named in the Summary Compensation Table (“Executives”), is specifically designed to attract, retain, motivate and appropriately reward talented executives who can contribute significantly to the Company’s financial growth and success.  Base salary and performance-based cash incentive payments are determined and paid annually and are designed to reward current performance.  Incentive unit awards in RG Tube are designed to reward longer term performance.  The goal of the compensation committee is to motivate Executives through the Company’s compensation program to build value for stockholders over the long term.  During fiscal 2008, the Executives were party to employment agreements with the Company governing the terms of their compensation.

Objectives of Compensation Program

The compensation program’s primary objective is to increase stockholder value.  The compensation program attempts to achieve this goal by compensating Executives in a way that reinforces decisions and actions that will drive long-term sustainable growth.

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

Executive Compensation Components

The principal components of compensation for the Executives are:

▪

base salary;

▪

performance-based cash incentive compensation; and

▪

long-term equity incentive compensation.

Base Salary

Base salaries are important in attracting Executives and provide a secure base of cash compensation.  Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices.

Salary planning begins with a percentage guideline for increases, based on the rate of increase in the Consumer Price Index for Urban Wage earners and Clerical Workers, as compiled by the U.S. Bureau of Labor Statistics for the preceding year, which is adjusted up or down for individual performance based on recommendations from Mr. Kaplan, the Company’s President and Chief Executive Officer.  The guidelines are set after considering competitive market data, affordability and current salary levels, as appropriate.  At the end of the year, Mr. Kaplan evaluates each Executive’s performance in light of the individual’s objectives.  Base salary compensates each Executive for the primary responsibilities of his/her position and is set at levels the Company believes enables it to attract and retain talent.  The compensation committee relies to a large extent on Mr. Kaplan’s evaluations of each Executive’s performance in adjusting base salaries.  Mr. Kaplan’s performance is reviewed annually by the compensation committee which recommends changes in base salary for approval by the board of directors.

In fiscal 2008, the Executives received the following increases in base salary in accordance with the philosophy identified above:  (i) Mr. Kaplan from $424,000 to $450,000; (ii) Mr. Nuss from $275,000 to $291,500; (iii) Mr. Griffith from $241,500 to $250,000; (iv) Mr. Pudelsky from $225,750 to 232,500; (v) Mr. Cray from $215,000 to $227,900; and (vi) Mr. Nelb from $240,000 to $246,000.

Performance-Based Cash Incentive Compensation

Pursuant to the Executives’ employment agreements, performance-based cash incentive amounts are the responsibility of the compensation committee under a plan established by the Company and approved by the board of directors.  The Executives are eligible to receive an annual performance-based cash incentive payment of up to 200% of base salary with the Executive’s target bonus equaling 100% of base salary.  The annual performance-based cash incentive payments are paid in cash.  Actual awards are based on financial and individual performance.

Financial Performance - Financial performance is determined at the end of the year based on business results versus preset annual financial performance goals of EBITDA and working capital and the Company’s strategic performance initiatives.  Depending on the Executive’s responsibilities, performance is set and measured at the corporate level or a combination of corporate or operating level, as appropriate.

Individual Performance - Individual performance is determined based on his or her objectives established prior to the beginning of the fiscal year.  The compensation committee may also take into account additional considerations that it deems fundamental.

Using these guidelines, the compensation committee evaluates the performance of each of the Company’s Executives.  Based on such evaluations, the compensation committee determines the annual performance-based cash incentive payment for Mr. Kaplan and approves the recommendations of Mr. Kaplan regarding performance-based cash incentive payments to other Executives, in each case based on individual performance consistent with the Company’s general compensation philosophy.

In early fiscal 2008, the former compensation committee, together with the former board of directors, reviewed Mr. Kaplan’s goals for fiscal 2008.  Upon consummation of the DLJ Acquisition, the goals were reviewed and retained by the current compensation committee.  In February 2008, the compensation committee reviewed Mr. Kaplan’s performance against those goals using actual fiscal 2008 results and the other criteria in the employment agreement and decided on Mr. Kaplan’s performance-based cash incentive.  The compensation committee reviewed and approved Mr. Kaplan’s recommendations for the other Executives’ performance-based cash incentive.

Long-term Equity Incentive Compensation

The long-term equity incentive that the compensation committee employs is an equity incentive plan consisting of equity interests of RG Tube, in the form of Class B units, for issuance to members of management, consultants and members of the board of directors of the Company, RGCH Corp. and RG Tube.  The Class B units primarily vest based on the following: (i) ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years; and (ii) the achievement of certain annual performance-based targets.  Annual performance-based targets are based on shareholder value and are measured by applying an established multiple to actual Adjusted EBITDA, less net debt of the Company.  Vesting of certain units may be accelerated upon a change of control.  The long-term equity incentive compensation is intended to motivate the Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of the stockholders.  This is a significant portion of the total compensation package of the Executives and is an important retention tool.

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

COMPENSATION COMMITTEE

Edward A. Johnson
Harley B. Kaplan

Summary Compensation Table

The following table sets forth the Company’s information regarding compensation for the last two fiscal years awarded to, earned by, or paid to the Company’s chief executive officer, chief financial officer and its three other most highly compensated executive officers including the former executive officer who would have been listed had he remained employed by the Company (“Named Executive Officers”) at the end of fiscal 2008, excluding any pre-acquisition equity based compensation and bonuses payable upon the consummation of the CH Acquisition:

				Non-Equity
				Incentive	All
			Equity	Plan	Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total

Harley B. Kaplan	2008	$450,000	$1,319,934	$289,688	$1,332,696	$3,392,318
President and	2007	424,000	74,916	451,000	62,407	1,012,323
Chief Executive Officer
(Principal Executive Officer)

Barry C. Nuss(4)	2008	291,500	397,242	187,653	323,355	1,199,750
Chief Financial Officer	2007	216,827	23,040	250,000	130,455	620,322
(Principal Financial Officer)

C. Michel Griffith, Jr.	2008	250,000	369,207	154,688	83,974	857,869
Vice President Sales	2007	241,500	21,396	241,500	18,058	522,454

David G. Pudelsky	2008	232,500	376,254	135,141	349,405	1,093,300
Vice President, Sales	2007	225,750	21,168	150,000	29,900	426,818
and Market Development

Nicholas K. Cray(5)	2008	227,900	375,725	74,352	411,255	1,089,232
Former Vice President and General	2007	215,000	21,168	200,000	10,224	446,392
Manager - Janesville

Jeffrey J. Nelb(6)	2008	246,000	358,129	158,363	257,277	1,019,769
Vice President and General	2007	92,308	9,105	100,000	86,182	287,595
Manager - North Branch

(1)

Equity awards are comprised of amounts recognized for incentive units in the Company’s consolidated financial statements under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  After the DLJ Acquisition, the incentive units are for Class B units in RG Tube.  After the CH Acquisition until the DLJ Acquisition, the incentive units were for Class B units in RGCH LLC.  Substantially all of the expense recognized in fiscal 2008 is related to the acceleration of vesting in incentive units of RGCH LLC that occurred in connection with the DLJ Acquisition.

(2)

Non-equity incentive plan compensation represents performance-based cash incentives paid under the Company’s annual incentive performance-based cash incentive plan.  Amounts presented are reported for the fiscal year in which they are earned, though they may have been paid in the following fiscal year.

(3)

The table below shows the components of “All Other Compensation” for the Named Executive Officers.

(4)

Mr. Nuss joined the Company in April 2006.

(5)

Mr. Cray’s employment was terminated by the Company on January 22, 2008.

(6)

Mr. Nelb joined the Company in September 2006.

All Other Compensation Table

						Relocation,	College
						Housing	Reimburse-
						Allowance	ment		Country	Income
		Other				and Related	Scholarship	401(k)	Club	Tax
Name	Year	Bonuses		Severance		Expenses	Program	Contribution	Dues	Gross-Up		Total

Harley B. Kaplan	2008	$1,125,000	(A) $	-		$59,066	$17,819	$8,373	$-	$122,438	(D) $	1,332,696
	2007	-		-		43,420	8,763	10,224	-	-		62,407

Barry C. Nuss	2008	280,000	(A)	-		-	-	8,373	-	34,982	(D)	323,355
	2007	-		-		130,455	-	-	-	-		130,455

C. Michel Griffith, Jr.	2008	70,000	(A)	-		-	-	8,373	5,601	-		83,974
	2007	-		-		-	-	10,224	7,834	-		18,058

David G. Pudelsky	2008	280,000	(A)	-		-	-	11,000	19,415	38,990	(D)	349,405
	2007	-		-		-	-	11,000	18,900	-		29,900

Nicholas K. Cray	2008	140,000	(A)	227,900	(C)	-	-	8,373	-	34,982	(D)	411,255
	2007	-		-		-	-	10,224	-	-		10,224

Jeffrey J. Nelb	2008	140,000	(A)	-		43,895	-	-	-	73,382	(E)	257,277
	2007	86,182	(B)	-		-	-	-	-	-		86,182

(A)

Other bonuses for fiscal 2008 are comprised of amounts paid to Named Executive Officers in connection with the DLJ Acquisition.

(B)

Other bonus for Mr. Nelb in fiscal 2007 is comprised of a signing bonus.

(C)

Mr. Cray’s employment was terminated by the Company on January 22, 2008.  At January 31, 2008, the Company accrued severance benefits to be paid monthly over the twelve months after his termination date.

(D)

Income tax gross-up for fiscal 2008 is comprised of an income tax reimbursement paid in connection with income tax elections made by the Named Executive Officers related to incentive units of RG Tube.

(E)

Income tax gross-up for Mr. Nelb in fiscal 2008 is comprised of the following: $38,990 for an income tax reimbursement paid in connection with income tax elections made by Mr. Nelb related to incentive units of RG Tube and $34,392 for an income tax reimbursement paid in connection with a relocation payment.

Grants of Plan-Based Awards

The following table provides information concerning grants of plan-based awards to the Company’s Named Executive Officers in fiscal 2008.

		Estimated Future Payouts Under			Estimated
		Non-Equity Incentive Plan Awards(1)			Future
					Payouts	All Other
					Under	Stock
					Equity	Awards:	Grant Date
					Incentive	Number	Fair Value
					Plan	of Shares	of Stock
	Grant				Awards(2)	of Stock	and Option
Name	Date	Threshold	Target	Maximum	Target	or Units(3)	Awards(4)

Harley B. Kaplan	-	$-	$450,000	$900,000	-	-	$-
	June 15, 2007	-	-	-	27,042	13,522	221,883

Barry C. Nuss	-	-	291,500	583,000	-	-	-
	June 15, 2007	-	-	-	7,726	3,864	63,295

C. Michael Griffith, Jr.	-	-	250,000	500,000	-	-	-
	-	-	-	-	-	-	-

David G. Pudelsky	-	-	232,500	465,000	-	-	-
	June 15, 2007	-	-	-	7,726	3,864	63,295

Nicholas K. Cray(5)	-	-	227,900	455,800	-	-	-
	June 15, 2007	-	-	-	7,726	3,864	63,295

Jeffrey J. Nelb	-	-	246,000	492,000	-	-	-
	June 15, 2007	-	-	-	7,726	3,864	63,295

(1)

Estimated future payouts under non-equity incentive plan awards represent potential threshold, target and maximum performance-based cash incentive available to the Named Executive Officers under the Company’s annual performance-based cash incentive plan.  The actual payouts under this plan for fiscal 2008 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)

Estimated future payouts under equity incentive plan awards represent grants of incentive units in RG Tube to the Named Executive Officers.  The incentive units vest equally if annual performance targets are achieved in each of the periods from fiscal 2008 through fiscal 2012.   No incentive units in RGCH LLC were granted to the Company’s Named Executive Officers in fiscal 2008.

(3)

All other stock awards represent grants of incentive units in RG Tube to the Named Executive Officers.  The incentive units vest ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years.

(4)

The grant date fair value was determined in accordance with SFAS 123R and represents the total amount of compensation expense to be recorded in the Company’s consolidated financial statements.

(5)

All incentive units that were no longer subject to vesting were forfeited on January 22, 2008 in connection with Mr. Cray’s termination of employment.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

On February 7, 2006, the Company entered into an employment agreement with Mr. Kaplan to serve as the president and chief executive officer of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Kaplan’s employment agreement is three years, unless earlier terminated, and will renew for successive one-year terms after that, unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Kaplan receives an initial base salary of $424,000, subject to increase, as determined by the board of directors of RGCH LLC, and an annual performance-based cash incentive, as determined by the compensation committee of the board of directors of RGCH LLC.  The annual performance-based cash incentive opportunity is expected to be no less favorable than the performance-based cash incentive opportunity provided to Mr. Kaplan under the Company’s pre-CH Acquisition performance-based cash incentive plan.  Mr. Kaplan is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives, receive the same perquisites as he was entitled to receive as of the date of the stock purchase agreement in the CH Acquisition and receive a gross up payment to account for any incremental tax liability incurred by him with respect to the perquisites.

Upon a termination of Mr. Kaplan’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Kaplan for “good reason,” as defined in the employment agreement, Mr. Kaplan would be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation, if any, to the date of termination; continued base salary for 24 months after the date of termination, payable in monthly installments, a prorated performance-based cash incentive for the year of his termination, and continued medical and dental coverage for 24 months after the date of termination.  In the event of a termination of Mr. Kaplan’s employment by the Company for “cause,” by Mr. Kaplan without “good reason,” or due to Mr. Kaplan’s death or disability, Mr. Kaplan would be entitled to his accrued but unpaid base salary and benefits to the date of termination.  In the event of a termination of Mr. Kaplan’s employment due to the Company’s election not to renew the term of his employment, Mr. Kaplan would be entitled to his accrued but unpaid base salary and benefits to the date of termination and continued base salary for 12 months after the date of termination, payable in monthly installments.

The agreement contains customary confidentiality, nondisparagement, non-solicitation and no-hire provisions and requires Mr. Kaplan, for 24 months after the date of his termination for any reason, to adhere to non-competition and non-solicitation restrictions.

In connection with the DLJ acquisition, Mr. Kaplan’s employment agreement was amended on June 15, 2007.  Under the terms of the amendment to the employment agreement, Mr. Kaplan receives an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of RG Tube or a committee thereof.  Additionally, the amendment assigned RGCH LLC’s rights and obligations under the employment agreement to RG Tube.

On April 17, 2006, the Company entered into an employment agreement with Mr. Nuss to serve as the chief financial officer of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Nuss’ employment agreement is two years, unless earlier terminated, and will renew for additional two-year periods unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Nuss receives an initial base salary of $275,000, subject to increase, and an annual performance-based cash incentive of up to 100% of the base salary under a plan established by the Company or the board of directors of RGCH LLC or a committee thereof.  Mr. Nuss is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives.

Upon a termination of Mr. Nuss’ employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Nuss for “good reason,” as defined in the employment agreement, Mr. Nuss will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Nuss’ employment by the Company for “cause,” by Mr. Nuss without “good reason,” or due to Mr. Nuss’ death or disability, Mr. Nuss would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.  In the event of a termination of Mr. Nuss’ employment due to the Company’s election not to renew the term of his employment, Mr. Nuss would be entitled to his accrued but unpaid base salary and benefits to the date of termination and continued base salary for 6 months after the date of termination, payable in monthly installments.

Mr. Nuss is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

In connection with the DLJ acquisition, Mr. Nuss’s employment agreement was amended on June 15, 2007.  Under the terms of the amendment to the employment agreement, Mr. Nuss receives an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of RG Tube or a committee thereof.  Upon a termination of Mr. Nuss’ employment by the Company without “cause,” as defined in the employment agreement, as amended, or a termination by Mr. Nuss for “good reason,” as defined in the employment agreement, as amended, Mr. Nuss will be also be entitled to a prorated performance-based cash incentive for the year of his termination.  In the event of a termination of Mr. Nuss’ employment due to the Company’s election not to renew the term of his employment, Mr. Nuss would also be entitled to continued medical and dental coverage for 6 months after the date of termination.  Additionally, the amendment assigned RGCH LLC’s rights and obligations under the employment agreement to RG Tube.

On February 7, 2006, the Company entered into an employment agreement with Mr. Griffith to serve as the vice president sales of the Company, RGCH Corp. and RGCH LLC.  The initial term of Mr. Griffith’s employment agreement is two years, unless earlier terminated, and will renew for successive two-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Griffith receives an initial base salary of $241,500, subject to increase, and an annual performance-based cash incentive, as determined by the compensation committee of the board of directors of RGCH LLC.  Mr. Griffith is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives and to receive the same perquisites as he was entitled to receive as of the date of the stock purchase agreement in the CH Aquisition.

Upon a termination of Mr. Griffith’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Griffith for “good reason,” as defined in the employment agreement, Mr. Griffith will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Griffith’s employment by the Company for “cause,” by Mr. Griffith without “good reason,” or due to Mr. Griffith’s death or disability, Mr. Griffith would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.  In the event of a termination of Mr. Griffith’s employment due to the Company’s election not to renew the term of his employment, Mr. Griffith would be entitled to his accrued but unpaid base salary and benefits to the date of termination and continued base salary for 6 months after the date of termination, payable in monthly installments.

Mr. Griffith is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

In connection with the DLJ acquisition, Mr. Griffith’s employment agreement was amended on June 15, 2007.  Under the terms of the amendment to the employment agreement, Mr. Griffith receives an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of RG Tube or a committee thereof.  Additionally, the amendment assigned RGCH LLC’s rights and obligations under the employment agreement to RG Tube.

Each of Messrs. Pudelsky and Nelb is party to an employment agreement under which each is entitled to an initial base salary, subject to increase, and an annual performance-based cash incentive of up to 100% of the base salary under a plan established by the Company or the board of directors of RGCH LLC or a committee thereof.  The initial term of these employment agreements is for one year, unless earlier terminated, and will renew for additional one-year periods unless either party provides notice of non-renewal in accordance with the agreement.  Each of Messrs. Pudelsky and Nelb is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives.

Upon a termination of either Messrs. Pudelsky or Nelb’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by either Messrs. Pudelsky or Nelb for “good reason,” as defined in the employment agreement, each of Messrs. Pudelsky or Nelb will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of either Messrs. Pudelsky or Nelb’s employment by the Company for “cause,” by either Messrs. Pudelsky or Nelb without “good reason,” or due to either Messrs. Pudelsky or Nelb’s death or disability, each of Messrs. Pudelsky or Nelb would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.  In the event of a termination of either Messrs. Pudelsky or Nelb’s employment due to the Company’s election not to renew the term of his employment, either Messrs. Pudelsky or Nelb would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.  Additionally, Mr. Nelb would be entitled to a continued base salary for 6 months after the date of termination, payable in monthly installments.

Each of Messrs. Pudelsky and Nelb is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to the employment agreement.

In connection with the DLJ acquisition, each of Messrs. Pudelsky and Nelb’s employment agreement was amended on June 15, 2007.  Under the terms of the amendments to the employment agreements, each of Messrs. Pudelsky and Nelb receives an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of RG Tube or a committee thereof.  Additionally, the amendment assigned RGCH LLC’s rights and obligations under the employment agreement to RG Tube.

Incentive Units

RG Tube has allocated equity interests of RG Tube, in the form of Class B units, as incentive based grants for issuance to members of the Company’s management, consultants and members of the board of directors.

The incentive units primarily vest based on the following:  (i) ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years; and (ii) the achievement of certain annual performance-based targets.  Annual performance-based targets are based on shareholder value and are measured by applying an established multiple to actual Adjusted EBITDA, less net debt of the Company.  Vesting of certain units may be accelerated upon a change of control.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning incentive units of RG Tube for the Company’s Named Executive Officers as of January 31, 2008.

		Equity
	Equity	Incentive
	Incentive	Plan Awards:
	Plan Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Shares, Units	Shares, Units
	or Other Rights	or Other Rights
	That Have	That Have
Name	Not Vested(1)	Not Vested(2)

Harley B. Kaplan	38,986	$-

Barry C. Nuss	11,139	-

C. Michael Griffith, Jr.	-	-

David G. Pudelsky	11,139	-

Nicholas K. Cray(3)	1,545	-

Jeffrey J. Nelb	11,139	-

(1)

Incentive units are subject to vesting based on a combination of ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years, and annual performance-based targets.

(2)

Market value for the incentive units, which was $0.00 per unit, were determined based on the estimated fair value of the Company as of January 31, 2008.

(3)

9,594 incentive units were forfeited on January 22, 2008 in connection with Mr. Cray’s termination of employment.

Option Exercises and Stock Vested

The following table provides information concerning incentive units of each of RGCH LLC and RG Tube that vested during fiscal 2008 for the Company’s Named Executive Officers.

	RGCH LLC		RG Tube
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on	on	on	on
Name	Vesting(1)	Vesting(2)	Vesting(3)	Vesting(4)

Harley B. Kaplan	25,817	$3,739,076	1,578	$-

Barry C. Nuss	7,376	1,068,266	451	-

C. Michael Griffith, Jr.	7,376	1,068,266	-	-

David G. Pudelsky	7,376	1,068,266	451	-

Nicholas K. Cray	7,376	1,068,266	451	-

Jeffrey J. Nelb	5,532	801,200	451	-

(1)

Incentive units of RGCH LLC were subject to vesting based on a combination of ratably over certain specified periods of continuing employment, performance-based targets established by the compensation committee or RGCH LLC’s board of directors and upon the occurrence of a change of control or a public equity offering given the achievement of certain target internal rates of return on CHP IV’s investment in the Company.  In connection with the DLJ Acquisition, all nonvested incentive units of RGCH LLC held by the Company’s Named Executive Officers became vested.

(2)

Market value for the incentive units of RGCH LLC was determined based on the estimated fair value of the Company as of June 15, 2007, which was $144.83 per unit.

(3)

Incentive units of RG Tube are subject to vesting based on a combination of ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years, and annual performance-based targets.

(4)

Market value for the incentive units of RG Tube, which was $0.00 per unit, was determined based on the estimated fair value of the Company as of January 31, 2008.

Pension Benefits

The Company does not maintain a defined benefit pension plan.

Non-qualified Plans

The Company does not maintain any non-qualified deferred compensation or contribution plans; none of the Named Executive Officers had any non-qualified deferred compensation with the Company.

Potential Payments Upon Termination or Change in Control

The table and discussion below discloses the amount of compensation and/or other benefits due to each of the Named Executive Officers: (i) in the event of a change in control; and (ii) upon the termination of the Named Executive Officer’s employment, including in connection with a death or disability.  The amounts shown assume that such change in control occurred on, or that such termination was effective as of January 31, 2008.  Thus, the amounts shown below include amounts earned through such time and are estimates of the amounts that would be paid out to the Named Executive Officers upon the occurrence of a change in control or their termination, as applicable.  The actual amounts to be paid out can only be determined at the time of a change in control or the Named Executive Officer’s separation from the Company.

	Termination				Election
	Without				Not to
	Cause or		Termination		Renew the	Change
	for Good	Termination	Without	Death or	Term of	in
Name	Reason	for Cause	Good Reason	Disability	Employment	Control

Harley B. Kaplan
Severance pay	$900,000	$-	$-	$-	$450,000	$-
Medical and dental benefits	17,900	-	-	-	-	-
Purchase of incentive units(1)	-	-	-	-	-	-
Total	$917,900	$-	$-	$-	$450,000	$-

Barry C. Nuss
Severance pay	$291,500	$-	$-	$-	$145,750	$-
Medical and dental benefits	8,950	-	-	-	4,475	-
Purchase of incentive units(1)	-	-	-	-	-	-
Total	$300,450	$-	$-	$-	$150,225	$-

C. Michael Griffith, Jr.
Severance pay	$250,000	$-	$-	$-	$125,000	$-
Medical and dental benefits	8,950	-	-	-	-	-
Total	$258,950	$-	$-	$-	$125,000	$-

David G. Pudelsky
Severance pay	$232,500	$-	$-	$-	$-	$-
Medical and dental benefits	14,511	-	-	-	-	-
Purchase of incentive units(1)	-	-	-	-	-	-
Total	$247,011	$-	$-	$-	$-	$-

Jeffrey J. Nelb
Severance pay	$246,000	$-	$-	$-	$123,000	$-
Medical and dental benefits	14,511	-	-	-	-	-
Purchase of incentive units(1)	-	-	-	-	-	-
Total	$260,511	$-	$-	$-	$123,000	$-

(1)

For a termination of employment without cause, by the employee with good reason or election not to renew the term of employment, all of the nonvested incentive units of RG Tube that are subject to specified periods of continuing employment after the fiscal year of termination will immediately be forfeited.  Additionally, all of the nonvested incentive units of RG Tube that are subject to performance targets will immediately be forfeited after taking into consideration the 1 year look-back period.

For a termination for cause, all of the vested and nonvested incentive units of RG Tube that are either subject to specified periods of continuing employment or performance targets will immediately be forfeited.

For a termination without good reason or death or disability, all of the nonvested incentive units of RG Tube that are either subject to specified periods of continuing employment or performance targets will immediately be forfeited.

For a change in control, all of the nonvested incentive units of RG Tube that are subject to specified periods of continuing employment will immediately be vested.  Additionally, all of the nonvested incentive units of RG Tube that are subject to performance targets will immediately be vested subject to the achievement of the performance targets.

For each of the above scenarios except a termination for cause and change in control, the purchase price of the vested incentive units of RG Tube shall be the market value as determined in good faith by RG Tube’s board of directors.   For a termination of employment for any reason, the nonvested incentive units of RG Tube will be forfeited without purchase consideration.

Market value for the incentive units of RG Tube was determined based on the estimated fair value of the Company as of January 31, 2008, which was $0.00 per unit.

On January 22, 2008, Mr. Cray’s employment was terminated by the Company.  Pursuant to the termination agreement between Mr. Cray and the Company, RGCH Corp.and RG Tube, Mr. Cray is entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; a prorated performance-based cash incentive for fiscal 2008; and continued medical and dental coverage for 12 months after the date of termination.

Compensation of Directors

The following table sets forth the Company’s information regarding director compensation for fiscal 2008:

	Fees
	Earned
	or		All
	Paid in	Stock	Other
Name	Cash	Awards(1)	Compensation(2)	Total

Samuel Urcis(3)	$7,500	$-	$-	$7,500

Frank Spinola(3)	7,500	-	-	7,500

Dominick J. Schiano	-	172,351	78,867	251,218

John A. Janitz	-	172,351	78,867	251,218

(1)

Stock awards are comprised of amounts recognized for incentive units in the Company’s consolidated financial statements under SFAS No. 123R.  The incentive units are for Class B units in RG Tube and are subject to vesting based on a combination of the consummation of the DLJ Acquisition and ratably over certain specified periods of continuing service, generally on an annual basis over 3 years.  Each of Messrs. Schiano and Janitz were granted 17,384 incentive units.

(2)

All other compensation for each of Messrs. Schiano and Janitz is comprised of the following:  $31,250 of advisory service fees earned under the advisory services agreement with DLJMB and the Company and $47,617 for an income tax reimbursement paid in connection with income tax elections made by the Messrs. Schiano and Janitz related to incentive units.

(3)

Messrs. Urcis and Spinola were members of the board of directors of RGCH LLC, the parent of RGCH Corp prior to the DLJ Acquisition.

Narrative Disclosure to Director Compensation Table

After the DLJ Acquisition, all of the members of RG Tube’s board of directors are either employees of the Company or DLJMB, therefore, no fees were awarded to, earned by or paid to the members for services rendered.  Messrs. Schiano and Janitz are parties to the advisory services agreement with DLJMB.  Additional information regarding the advisory services agreement is contained in Item 13 of this Form 10-K.  All members of the Company, RGCH Corp. and RG Tube’s board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they serve and of committees thereof.

After the CH Acquisition until the DLJ Acquisition, members of RGCH LLC’s board of directors, who were not employees of the Company or Castle Harlan, received a fee of $7,500 for each meeting they attended.  All members of the Company, RGCH Corp. and RGCH LLC’s board of directors were reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they served and of committees thereof.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s issued and outstanding capital stock is held by RGCH Corp.  RGCH Corp. is a direct, wholly-owned subsidiary of RG Tube and approximately 83% and 2%, respectively, of the equity interests of RG Tube are owned by DLJMB and its affiliates, and certain members of management.

The following table sets forth information as of March 31, 2008 with respect to the beneficial ownership of RG Tube’s equity interests by:

▪

each person who is known by the Company to beneficially own 5% or more of RG Tube’s outstanding equity interests;

▪

each member of RG Tube’s board of directors;

▪

each of the Company’s executive officers named in the table under “Summary Compensation Table;” and

▪

all members of the RG Tube’s board of directors and the Company’s executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  To the Company’s knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted.

		Percentage
	Number of	of Total
	Class A	Class A
Name and Address of Beneficial Owner	Units	Units (%)

DLJ Merchant Banking Partners and affiliates(1)	881,250.5	83.3%
Harley B. Kaplan(2)	10,000.0	*
Barry C. Nuss(2)	2,000.0	*
Edward A. Johnson(3)	-	-
John A. Janitz(3)	-	-
Dominick J. Schiano(3)	-	-
Brian Zaumeyer(3)	-	-
C. Michel Griffith, Jr (2)	-	-
David G. Pudelsky (2)	2,400.0	*
Nicholas K. Cray(4)	-	-
Jeffrey J. Nelb(2)	3,000.0	*

All directors and executive officers as a group (including	898,650.5	84.9%
those listed above)

*

Denotes beneficial ownership of less than 1% of the class of units.

(1)

Includes Class A units owned by DLJ Merchant Banking Partners IV (Pacific), L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV, L.P., MBP IV Plan Investors, L.P., IP III Plan Investors, L.P., DLJ Investment Partners III, L.P. and DLJ Investment Partners, L.P., DLJ Merchant Banking Funding, Inc. and Credit Suisse Securities (USA) LLC (the foregoing, collectively, the “DLJ Funds”).

MBP IV Pacific LLC is the general partner of DLJ Merchant Banking Partners IV (Pacific), L.P.  DLJ Merchant Banking IV, L.P. is the managing general partner of DLJ Offshore Partners IV, L.P., the general partner of DLJ Merchant Banking Partners IV, L.P. and the owner of MBP IV Pacific LLC.   DLJ Merchant Banking IV (Cayman), L.P. is the  associate general partner of DLJ Offshore Partners IV, L.P.  DLJ Merchant Banking, Inc. is the general partner of  DLJ Merchant Banking IV, L.P. and DLJ Merchant Banking IV (Cayman), L.P.  DLJ LBO Plans Management Corporation is the general partner of MBP IV Plan Investors, L.P. and IP III Plan Investors, L.P.  DLJ Investment Associates III, L.P. is the general partner of DLJ Investment Partners III, L.P. and DLJ Investment Partners, L.P.  The general partner of DLJ Investment Associates III, L.P. is DLJ Investment Partners, Inc.  DLJ Merchant Banking, Inc., DLJ LBO Plans Management Corporation  and DLJ Investment Partners, Inc. are indirect wholly-owned subsidiaries of  Credit Suisse (USA) Inc. (“CS USA”).  DLJ Merchant Banking Funding, Inc. and Credit Suisse Securities (USA) LLC are also direct or indirect wholly-owned subsidiaries of CS USA and thus they are affiliates of each of the foregoing entities.

Credit Suisse, a Swiss bank, owns the majority of the voting stock of Credit Suisse Holdings (USA), Inc., which in turn owns all of the voting stock of CS USA.  The ultimate parent company of Credit Suisse is Credit Suisse Group (“CSG”).  CSG disclaims beneficial ownership of the Class A units.

The mailing address of each of the foregoing is c/o DLJ Merchant Banking Partners, 11 Madison Avenue, New York, New York 10010, except that: the mailing address of each of IP III Plan Investors, L.P., DLJ Investment Partners III, L.P., DLJ Investment Partners, L.P., DLJ Investment Associates III, L.P. and DLJ Investment Partners, Inc. is c/o DLJ Investment Partners, 11 Madison Avenue, New York, New York 10010; the mailing address of each of DLJ LBO Plans Management Corporation and DLJ Merchant Banking Funding, Inc. is c/o Credit Suisse Private Equity, Inc., 11 Madison Avenue, New York, New York 10010; the mailing address of each of CS USA, Credit Suisse Holdings (USA), Inc. and Credit Suisse Securities (USA) LLC is 11 Madison Avenue, New York, New York 10010; and the mailing address of each of Credit Suisse and CSG is Paradeplatz 8, Zurich 8001 - Switzerland.

(2)

The address for Mr. Kaplan and the Company’s other executive officers named in the table is 475 Half Day Road, Suite 210, Lincolnshire, Illinois 60069.

(3)

The business address of each of Messrs. Johnson, Janitz, Schiano and Zaumeyer is Eleven Madison Avenue, New York, New York 10010.  Mr. Johnson is a Managing Director of DLJMBP, Mr. Janitz is Chairman – Global Industrial Partners at DLJMBP, Mr. Schiano is Vice Chairman – Global Industrial Partners at DLJMBP and Mr. Zaumeyer is a Director of DLJMBP.  Each of Messrs. Johnson, Janitz, Schiano and Zaumeyer disclaims beneficial ownership of the Class A units referred to in the preceding note (1).

(4)

Mr. Cray’s employment was terminated by the Company on January 22, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Services Agreement

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.   For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.

Management Equity

In connection with the DLJ Acquisition, certain members of management, including the Company’s executive officers, made an equity investment in the aggregate amount of approximately $4.1 million in RG Tube, through the exchange of RGCH LLC’s equity interests held by management.

RG Tube has allocated equity interests of RG Tube, in the form of Class B units, for issuance to members of the Company’s management, consultants and members of the board of directors.  See Item 12 of this Annual Report on Form 10-K, “Executive Compensation - Compensation Discussion and Analysis - Long-term Equity Incentive Compensation.”

Related Party Transaction Approval Policy

The Company does not have a policy for the approval of related party transactions, but will consider in fiscal 2009, whether adopting such a policy is appropriate.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors appointed the firm of Deloitte & Touch LLP (“D&T”), independent registered public accounting firm, to audit the Company’s books, records and accounts for the fiscal years ended January 31, 2008 and 2007.

The following table presents aggregate fees for professional services billed by D&T to the Company for the fiscal years ended January 31:

	2008	2007

Audit fees(1)	$293,180	$383,551
Audit-related fees(2)	28,150	971,475
Tax fees	8,500	-
All other fees(3)	-	-
Total fees	$329,830	$1,355,026

(1)

For fiscal 2008, audit fees consist of fees billed to the Company by D&T for professional services for the audit of the Company’s financial statements filed with the Company’s Annual Report on Form 10-K and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  For fiscal 2007, audit fees consist of fees billed to the Company by D&T for professional services for the audit of the Company’s financial statements filed with the Company’s Annual Report on Form 10-K, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and review of the Company’s registration statement on Form S-4.

(2)

Audit related fees consist of fees billed to the Company by D&T for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements.  For fiscal 2008, these services include a review by D&T of management’s assessment on internal control over financial reporting.  For fiscal 2007, these services include due diligence procedures in connection with the CH Acquisition and Greenville Acquisition.

(3)

Tax fees consist of fees billed to the Company by D&T for professional services for tax compliance.

Pre-Approval Policies and Procedures

The Audit Committee approves all services rendered by D&T to the Company and approves all fees paid to D&T.  The audit committee requires that management obtain the prior approval of the audit committee for all audit and permissible non-audit services to be provided by D&T.  The audit committee considers and approves anticipated audit and permissible non-audit services to be provided by D&T during the year and estimated fees.  The audit committee will not approve non-audit engagements that would violate rules of the SEC or impair the independence of D&T.  In fiscal 2008, the audit committee pre-approved 100% of the services performed by D&T relating to “audit-related fees,” “tax fees” and “all other fees.”

PART IV

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

10.2**	Security Agreement, dated as of February 7, 2006, among RathGibson, Inc. and RGCH Holdings Corp. and General Electric Capital Corporation, individually and in its capacity as Agents for Lenders.
10.3**	Pledge Agreement, dated as of February 7, 2006, between RGCH Holdings Corp. and General Electric Capital Corporation in its capacity as Agent for Lenders.
10.4**	Trademark Security Agreement, dated as of February 7, 2006, by RathGibson, Inc., RGCH Holdings Corp., in favor of General Electric Capital Corporation, in its capacity as Agents for Lenders.
10.5**	Employment Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Harley B. Kaplan.
10.6**	Employment Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and C. Michel Griffith.
10.7**	Employment Agreement, dated as of April 17, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Barry Nuss.
10.8**

Amendment No. 1 to Credit Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., the other persons designated as "Credit Parties" on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.

10.9**	Stock Purchase Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., Greenville Tube Company and the Sellers named therein.
10.10

Employment Agreement, dated as of March 3, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and David Pudelsky.  Incorporated herein by reference to Exhibit 10.13 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

10.11

Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 22, 2006, by RathGibson, Inc., Leasehold Mortgagor, to General Electric Capital Corporation, as Agent and Leasehold Mortgagee.  Incorporated herein by reference to Exhibit 10.15 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

10.12

Lease Agreement, dated December 22, 2006, by and between AGNL RathGibson L.L.C., as Landlord, and RathGibson, Inc., as Tenant.  Incorporated herein by reference to Exhibit 10.16 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

10.13

Amended and Restated Employment Agreement, dated as of April 25, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Jeffrey J. Nelb.  Incorporated herein by reference to Exhibit 10.17 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

10.14

Stock Purchase Agreement, dated as of April 28, 2007, by and among RG Tube Holdings LLC, RGCH Holdings Corp. and RGCH Holdings LLC.  Incorporated herein by reference to Exhibit 99.1 of RathGibson, Inc.’s Current Report on Form 8-K dated May 2, 2007.

10.15

Amendment No. 2 to Credit Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., the other persons designated as “Credit Parties” on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.16

Advisory Services Agreement, dated as of June 15, 2007, by and among RG Tube Holdings, Inc., RGCH Holdings Corp., RathGibson, Inc. and DLJ Merchant Banking, Inc.  Incorporated herein by reference to Exhibit 10.2 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.17

Amendment No. 1 to Employment Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Harley B. Kaplan.  Incorporated herein by reference to Exhibit 10.3 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.18

Amendment No. 1 to Employment Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Barry Nuss.  Incorporated herein by reference to Exhibit 10.4 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.19

Amendment No. 1 to Employment Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and C. Michael Griffith.  Incorporated herein by reference to Exhibit 10.5 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.20

Amendment No. 1 to Employment Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and David Pudelsky.  Incorporated herein by reference to Exhibit 10.6 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.21

Amendment No. 1 to Amended and Restated Employment Agreement, dated as of June 15, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Jeffrey J. Nelb.  Incorporated herein by reference to Exhibit 10.8 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.22

Joinder and Amendment No. 1 to Stock Purchase Agreement, dated as of June 15, 2007, by and among RG Tube Holdings LLC, RGCH Holdings Corp. and RGCH Holdings LLC.  Incorporated herein by reference to Exhibit 99.1 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.23

Loan Agreement, dated as of December 1, 2007, by and among Greenville Tube Company, GE Government Finance, Inc., as Lender, and the City of Clarksville, Arkansas, as Issuer.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated December 19, 2007.

10.24

Corporate Guaranty Agreement, dated as of December 1, 2007, by and among RathGibson, Inc. and the other parties named therein.  Incorporated herein by reference to Exhibit 10.2 of RathGibson, Inc.’s Current Report on Form 8-K dated December 19, 2007.

10.25

Amendment No. 3 to Credit Agreement, dated as of December 13, 2007, by and among RathGibson, Inc., the other persons designated as “Credit Parties” on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.  Incorporated herein by reference to Exhibit 10.3 of RathGibson, Inc.’s Current Report on Form 8-K dated December 19, 2007.

10.26

Asset Purchase Agreement, dated as of February 27, 2008, by and among RathGibson, Inc., Mid-South Control Line, Inc., Richard E. Lore, Sr., both individually and as Trustee of: (i) the REL Grantor Retainer Annuity Trust No. 1, (ii) the REL Grantor Retainer Annuity Trust No. 2, and (iii) the REL Grantor Retainer Annuity Trust No. 3, and Barry J. Hebert.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated March 3, 2008.

10.27

Amendment No. 4 to Credit Agreement, dated as of February 27, 2008, by and among RathGibson, Inc., the other persons designated as “Credit Parties” on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.  Incorporated herein by reference to Exhibit 10.2 of RathGibson, Inc.’s Current Report on Form 8-K dated March 3, 2008.

10.28*	Amendment No. 1 to Advisory Services Agreement, dated as of October 9, 2007, by and among RG Tube Holdings, Inc., RGCH Holdings Corp., RathGibson, Inc. and DLJ Merchant Banking, Inc.

10.29

Amendment No. 5 to Credit Agreement, dated as of April 8, 2008, by and among RathGibson, Inc., the other persons designated as “Credit Parties” on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated April 11, 2008.

12*	Computation of Ratio of Earnings to Fixed Charges.
14*	Code of Business Conduct
21*	Subsidiary of the Company.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certifications.
31.2*	Rule 13a-14(a)/15d-14(a) Certifications.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1*	Schedule II - Valuation and Qualifying Accounts - Fiscal Years Ended January 31, 2008, 2007 and 2006.

*   Filed herewith.

** Incorporated herein by reference to an exhibit of the Company’s Registration Statement on Form S-4 (File No. 333-134875).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATHGIBSON, INC.

Date: April 28, 2008

/s/ Harley B. Kaplan

Harley B. Kaplan
President and Chief Executive Officer
(Authorized Signatory and
Principal Executive Officer)

Date: April 28, 2008

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harley B. Kaplan	President and Chief Executive Officer and Director	April 28, 2008
Harley B. Kaplan