Form 10-Q
period 2008-04-30
RathGibson Inc; Greenville Tube CO
filed 2008-06-16
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At June 16, 2008, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	April 30,	January 31,
	2008	2008
Assets
Current assets:
Cash	$2,500	$680
Restricted cash	2,000	2,000
Accounts receivable, net of reserves of $331 and $328 at April
30, 2008 and January 31, 2008, respectively	54,283	54,754
Inventories	76,971	65,597
Prepaid expenses and other	3,202	2,524
Refundable income taxes	1,608	3,419
Deferred income taxes	1,172	1,438
Total current assets	141,736	130,412

Property, plant and equipment, net	52,021	50,843

Goodwill	246,509	231,769
Other intangible assets, net	154,387	148,516
Deferred financing costs and other	688	383
Total assets	$595,341	$561,923

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$247	$244
Accounts payable	31,130	29,965
Accrued expenses	13,022	17,757
Total current liabilities	44,399	47,996

Long-term debt, less current installments	275,293	248,045

Deferred income taxes	66,020	62,666

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	214,236	208,175
Accumulated deficit	(4,607)	(4,929)
Total stockholder’s equity	209,629	203,246
Total liabilities and stockholder’s equity	$595,341	$561,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007

Net sales	$86,423	$89,006
Cost of goods sold	69,976	69,157
Gross profit	16,447	19,849

Operating expenses:
Selling, general and administrative	6,566	6,083
Amortization	3,176	1,575
	9,742	7,658
Income from operations	6,705	12,191

Interest expense	6,189	6,638
Income before income taxes	516	5,553

Income tax expense	194	2,123
Net income	$322	$3,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net income	$322	$3,430
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	4,670	3,006
Net amortization of deferred debt expenses and
bond premium	(282)	407
Expensing of write-up of inventory	666	-
Deferred income taxes	(219)	40
Incentive unit expense	61	60
Change in assets and liabilities, net of acquisition:
Accounts receivable	2,157	644
Inventories	(4,036)	(8,125)
Other current and non-current assets	(775)	1,542
Accounts payable	(338)	7,425
Accrued expenses	(6,602)	(10,384)
Income taxes	1,811	(869)
Net cash used in operating activities	(2,565)	(2,824)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,789)	(1,970)
Cash paid for acquisition, net of cash acquired	(20,175)	-
Net cash used in investing activities	(22,964)	(1,970)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,630	3,062
Payments on long-term debt	(60)	-
Payments of financing fees	(221)	(50)
Net cash provided by financing activities	27,349	3,012

Net increase (decrease) in cash	1,820	(1,782)

Cash at beginning of period	680	5,631
Cash at end of period	$2,500	$3,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

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

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,834, including a contingent payment of $3,376 made by RG Tube.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the period June 16, 2007 through July 31, 2007.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm which managed Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund affiliated with RGCH LLC, which was settled at closing; (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the third quarter of fiscal 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense.  The foregoing transactions were recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period May 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

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

The results for the three months ended April 30, 2008 include the Company’s results after the DLJ Acquisition (Successor).  The results for the three months ended April 30, 2007 include the Company’s results before the DLJ Acquisition (Predecessor).  The DLJ Acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of the DLJ Acquisition will not necessarily be comparable to prior periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2009.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

(2)

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions have been eliminated in consolidation.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(3)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and the effects of these instruments on the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is assessing the impact the adoption of SFAS 161 will have on the Company’s consolidated financial position and results of operations for fiscal 2010.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the impact the adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations for fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended April 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Statement of Financial Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of FAS 157 until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 pertaining to financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended April 30, 2008.  The Company does not expect the adoption of SFAS 157 pertaining to nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2010.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(4)

BUSINESS COMBINATIONS

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for an aggregate purchase price of approximately $26,175 (net of cash acquired of $1,098).  The foregoing transaction is referred to as the “Mid-South Acquisition.”  Certain stockholders of Mid-South received an equity interest in RG Tube of $6,000 in lieu of cash purchase consideration.  Additionally, RG Tube and the Company agreed to reduce its cash payment to the stockholders of Mid-South by $6,000, which was recorded by the Company as an equity contribution from RG Tube.  Mid-South is a distributor of stainless steel and nickel alloy tubing and accessories to the United States and international oil and gas industry, a significant portion of which is purchased from the Company’s New Jersey segment.  This transaction was financed with the funds available from the Company’s Revolving Credit Facility.  The results of Mid-South’s operations have been included in the consolidated financial statements since the date of such acquisition.

The Mid-South Acquisition was accounted for under the purchase method of accounting and in accordance with SFAS No. 141, “Business Combinations.”  The Company allocated the purchase price on a preliminary basis to the tangible assets, liabilities and identifiable intangible assets.  Each was recorded at their respective estimated fair values based on information currently available.  The excess of cost over the currently estimated aggregate fair values was recorded to goodwill.  The following table summarizes the preliminary purchase price allocation in the Mid-South Acquisition:

Current assets	$14,827
Machinery and equipment	293
Goodwill	14,740
Other intangible assets	8,662
Other assets	24
Total assets acquired	38,546
Current liabilities	(8,532)
Deferred income tax liability	(3,839)
Total liabilities assumed	(12,371)
Purchase price paid, net of cash acquired	$26,175

Approximately $20,700 of goodwill will be deductible for income tax purposes.  At April 30, 2008, the allocation of the purchase price has been made on a preliminary basis and the Company is awaiting finalization of valuations of the estimated fair value of the assets acquired and liabilities assumed.  These valuations are expected to be completed during fiscal 2009.  The ultimate value assigned to the tangible and intangible assets and liabilities may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets and liabilities will include estimates of market values, future cash flows and useful lives.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

The unaudited pro forma financial information for the three months ended April 30, 2008 and 2007 in the table below summarizes the combined results of operations of RathGibson and Mid-South, on a pro forma basis, as though the companies had been combined as of February 1, 2008 and 2007, respectively.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mid-South Acquisition had taken place at February 1, 2008 or 2007.  The unaudited pro forma financial information includes the elimination of intersegment sales and profits, purchase accounting adjustments on historical Mid-South inventory, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.  The unaudited pro forma financial information does not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized.

	Three Months Ended
	April 30,
	2008	2007

Net sales	$88,829	$93,835
Net income	696	2,924

(5)

INVENTORIES

Inventories consist of the following:

	April 30,	January 31,
	2008	2008

Raw materials	$51,325	$46,147
Work in process	8,117	6,186
Finished goods	17,529	13,264
Total inventories	$76,971	$65,597

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	April 30,	January 31,
	2008	2008

Leasehold improvements	$1,805	$1,620
Machinery and equipment	46,118	42,994
Office equipment, furniture and other	1,079	926
Construction in progress	8,165	8,955
	57,167	54,495
Less accumulated depreciation	(5,146)	(3,652)
Total property, plant and equipment, net	$52,021	$50,843

Depreciation expense for the three months ended April 30, 2008 and 2007 was $1,494 and $1,431, respectively.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with each of the DLJ Acquisition and Mid-South Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	April 30, 2008			January 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$132,662	$7,275	$125,387	$124,000	$4,484	$119,516
Tradenames	29,000	-	29,000	29,000	-	29,000
Total intangibles	$161,662	$7,275	$154,387	$153,000	$4,484	$148,516

The Company recorded intangible assets, other than goodwill, in connection with the DLJ Acquisition and Mid-South Acquisition (Notes 1 and 4).

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, amortizable intangible assets are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.

The Company recorded backlog of $5,200 and $385 in connection with the DLJ Acquisition and Mid-South Acquisition, respectively.  The DLJ Acquisition backlog was fully amortized in the period June 16, 2007 through January 31, 2008.  The Mid-South Acquisition backlog was fully amortized in the first quarter of fiscal 2009.

Amortization expense consists of the following:

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007

Intangibles	$2,791	$1,575
Backlog	385	-
Total amortization expense	$3,176	$1,575

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

The estimated future amortization expense of intangible assets at April 30, 2008 is as follows:

Fiscal years ending January 31,
2009 (remaining nine months)	$8,582
2010	11,324
2011	10,888
2012	10,485
2013	10,055

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30,	January 31,
	2008	2008

Accrued compensation	$2,913	$4,315
Interest payable	4,813	10,385
Other	5,296	3,057
Total accrued expenses	$13,022	$17,757

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	April 30,	January 31,
	2008	2008

Revolving Credit Facility	$63,449	$35,819
Senior Notes	210,166	210,485
IRB	1,925	1,985
Total long-term debt	275,540	248,289
Less current installments	(247)	(244)
Total long-term debt, less current installments	$275,293	$248,045

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

On February 7, 2006, RathGibson entered into the five-year, $90,000 senior secured Revolving Credit Facility, as amended.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20,000 to a total of $80,000, subject to borrowing base availability.  On April 8, 2008, Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $90,000, subject to borrowing base availability, and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  There were no material changes to the covenants as a result of these amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (6.25% at April 30, 2008) or (ii) LIBOR plus 2.25% (5.06% at April 30, 2008).  At April 30, 2008, the Company had $22,626 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at April 30, 2008.

On February 7, 2006, RathGibson issued $200,000 aggregate principal amount of senior notes (“Senior Notes”) due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2008.

In connection with the DLJ Acquisition, the Company adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $319 for the three months ended April 30, 2008.  The unamortized bond premium included in the Senior Notes was $10,166 at April 30, 2008.

On December 14, 2007, Greenville Tube Company (“Greenville”), a wholly-owned subsidiary of RathGibson, closed on a $2,000 industrial development revenue bond (“IRB”) with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds will be used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of $29 with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.

(10)

INCOME TAXES

The effective tax rate and resulting income tax expense used in this interim period is based on the Company’s projections for the remainder of fiscal 2009.  To the extent that actual results differ from those projections, the effective income tax rate and resulting income tax expense may change.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

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

200,782 incentive units were outstanding at April 30, 2008 at a weighted average fair value per unit of $16.50.  49,255 incentive units were granted during the three months ended April 30, 2008 at a weighted average fair value per unit of $16.82.  1,455 and 1,996 incentive units were forfeited and repurchased, respectively, during the three months ended April 30, 2008, each at a weighted average fair value per unit of $16.41.  23,823 incentive units were vested at April 30, 2008 at a weighted average fair value per unit of $16.46.

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s condensed consolidated financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $61 for the three months ended April 30, 2008.  At April 30, 2008, total unrecognized incentive unit cost was approximately $1,001, which is expected to be recognized over a weighted-average remaining period of approximately 4.4 years.

Predecessor  – Prior to the DLJ Acquisition, RGCH LLC allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units primarily vested based on the following:  (i) 25% vested ratably over certain specified periods of continuing employment; (ii) 35% vested on the achievement of certain performance-based targets to be established annually by the board of directors; and (iii) 40% vested upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

No incentive units were granted during the three months ended April 30, 2007.  No incentive units were forfeited during the three months ended April 30, 2007.  9,017 incentive units were vested at April 30, 2007.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 within the condensed consolidated statements of operations during the period May 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

Although the incentive units were issued by RGCH LLC, the incentive units related to the employment of executives and key employees of the Company; accordingly, the expense was recognized in the Company’s condensed consolidated financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $60 for the three months ended April 30, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(12)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During the three months ended April 30, 2008, the Company recorded an expense of $250 to selling, general and administrative expenses within the condensed consolidated statements of operations.

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the three months ended April 30, 2007, the Company recorded an expense of $489 to selling, general and administrative expenses within the condensed consolidated statements of operations.

(13)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007
Cash paid (received) during the period for:
Interest	$12,068	$11,895
Income taxes	(1,398)	2,952

Non-cash investing activities:
Additions to property, plant and equipment
in accounts payable	1,269	-

Non-cash investing and financing activity:
Equity contribution from RG Tube in lieu of cash payment to
stockholders of Mid-South (Note 4)	6,000	-

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(14)

SEGMENT REPORTING

The Company is primarily a manufacturer of highly engineered premium stainless steel and alloy tubular products.  The Company has determined it has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each segment are the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The Company’s Louisiana segment is primarily a distribution facility where a significant portion of its products are purchased from the New Jersey segment.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, depreciation and interest expense.

Information about each segment is summarized as follows:

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended April 30, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$25,921	$1,660	$-	$4,290	$31,871
Energy products	-	6,797	7,753	518	15,068
Food, beverage and
pharmaceutical products	11,912	1,363	-	-	13,275
General commercial products	12,856	5,149	-	8,204	26,209
	50,689	14,969	7,753	13,012	86,423
Intersegment net sales	1,817	5,163	-	72	7,052
Income (loss) from operations	2,448	1,944	(533)	3,305	7,164
Interest expense	6,186	-	-	3	6,189
Income tax expense (benefit)	(814)	-	-	1,176	362
Depreciation and amortization	2,003	1,433	532	702	4,670
Capital expenditures	1,772	616	3	398	2,789

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

	Predecessor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended April 30, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$30,872	$1,946	$-	$3,331	$36,149
Energy products	-	14,232	-	727	14,959
Food, beverage and
pharmaceutical products	9,266	1,276	-	245	10,787
General commercial products	13,707	5,414	-	7,990	27,111
	53,845	22,868	-	12,293	89,006
Intersegment net sales	222	43	-	-	265
Income from operations	6,301	1,986	-	3,904	12,191
Interest expense (income)	6,683	-	-	(45)	6,638
Income tax expense	654	-	-	1,469	2,123
Depreciation and amortization	1,413	1,219	-	374	3,006
Capital expenditures	737	623	-	610	1,970

The following table presents a reconciliation of income from operations from the reportable segment totals to the Company’s consolidated totals:

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007

Total income from operations
for reportable segments	$7,164	$12,191
Elimination of intersegment profits	(459)	-
Consolidated income from operations	$6,705	$12,191

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

The following table presents a reconciliation of income tax expense from the reportable segment totals to the Company’s consolidated totals:

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007

Total income tax expense
for reportable segments	$362	$2,123
Income tax benefit from elimination of intersegment profits	(168)	-
Consolidated income tax expense	$194	$2,123

The following table presents segment identifiable asset information:

	April 30,	January 31,
	2008	2008
Total assets:
Wisconsin	$562,825	$533,727
New Jersey	117,764	118,378
Louisiana	38,280	-
Intersegment eliminations	(142,800)	(108,834)
	576,069	543,271
Arkansas	118,699	118,009
Intersegment eliminations	(99,427)	(99,357)
Total assets	$595,341	$561,923

The following table presents segment goodwill information:

	April 30,	January 31,
	2008	2008
Goodwill:
Wisconsin	$156,624	$156,624
New Jersey	26,933	26,933
Louisiana	14,740	-
Arkansas	48,212	48,212
Total goodwill	$246,509	$231,769

Goodwill recorded in connection with the Mid-South Acquisition is a preliminary balance and is expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

(15)

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On February 7, 2006, RathGibson issued its Senior Notes.  Greenville has fully and unconditionally guaranteed on a joint and several basis RathGibson’s obligations to pay principal, premium and interest relative to the Senior Notes.

The following supplemental guarantor financial information presents:  (i) condensed consolidating balance sheets at April 30, 2008 and January 31, 2008; (ii) condensed consolidating statements of operations for the three months ended April 30, 2008 and 2007; and (iii) condensed consolidating statements of cash flows for the three months ended April 30, 2008 and 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At April 30, 2008

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,321	$179	$-	$2,500
Restricted cash	-	2,000	-	2,000
Accounts receivable, net	47,103	7,180	-	54,283
Intercompany account and note receivable	1,101	1,209	(2,310)	-
Inventories	55,648	21,352	(29)	76,971
Prepaid expenses and other	2,667	535	-	3,202
Refundable income taxes	3,174	8	(1,574)	1,608
Deferred income taxes	996	176	-	1,172
Total current assets	113,010	32,639	(3,913)	141,736

Property, plant and equipment, net	45,372	6,649	-	52,021

Goodwill	198,297	48,212	-	246,509
Other intangible assets, net	123,232	31,155	-	154,387
Deferred financing costs and other	644	44	-	688
Investment in subsidiary	95,514	-	(95,514)	-
Total assets	$576,069	$118,699	$(99,427)	$595,341

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$-	$247	$-	$247
Accounts payable	27,176	3,954	-	31,130
Intercompany account and note payable	1,210	1,100	(2,310)	-
Accrued expenses	12,036	986	-	13,022
Income taxes payable	-	1,584	(1,584)	-
Total current liabilities	40,422	7,871	(3,894)	44,399

Long-term debt, less current installments	273,615	1,678	-	275,293

Deferred income taxes	52,384	13,636	-	66,020

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	214,236	87,041	(87,041)	214,236
Retained earnings (accumulated deficit)	(4,588)	6,372	(6,391)	(4,607)
Total stockholder’s equity	209,648	93,414	(93,433)	209,629
Total liabilities and stockholder’s equity	$576,069	$118,699	$(99,427)	$595,341

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Balance Sheet

At January 31, 2008

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Operations

For the Three Months Ended April 30, 2008

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$74,927	$13,084	$(1,588)	$86,423
Cost of goods sold	63,082	8,453	(1,559)	69,976
Gross profit	11,845	4,631	(29)	16,447

Operating expenses:
Selling, general and administrative	5,825	741	-	6,566
Amortization	2,591	585	-	3,176
	8,416	1,326	-	9,742
Income from operations	3,429	3,305	(29)	6,705

Interest expense	6,186	3	-	6,189
Income (loss) before equity in earnings of
subsidiary and income taxes	(2,757)	3,302	(29)	516

Equity in earnings of subsidiary	(2,126)	-	2,126	-
Income (loss) before income taxes	(631)	3,302	(2,155)	516

Income tax expense (benefit)	(972)	1,176	(10)	194
Net income	$341	$2,126	$(2,145)	$322

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2008

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$341	$2,126	$(2,145)	$322
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	3,968	702	-	4,670
Net amortization of deferred debt expenses and
bond premium	(282)	-	-	(282)
Expensing of write-up of inventory	666	-	-	666
Deferred income taxes	21	(240)	-	(219)
Incentive unit expense	61	-	-	61
Equity in earnings of subsidiary	(2,126)	-	2,126	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	3,124	(967)	-	2,157
Intercompany account receivable and payable	(847)	847	-	-
Inventories	(3,128)	(937)	29	(4,036)
Other current and non-current assets	(633)	(142)	-	(775)
Accounts payable	90	(428)	-	(338)
Accrued expenses	(6,321)	(281)	-	(6,602)
Income taxes	3,607	(1,786)	(10)	1,811
Net cash used in operating activities	(1,459)	(1,106)	-	(2,565)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,391)	(398)	-	(2,789)
Intercompany note receivable	-	1,278	(1,278)	-
Cash paid for acquisition, net of cash acquired	(20,175)	-	-	(20,175)
Net cash provided by
(used in) investing activities	(22,566)	880	(1,278)	(22,964)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,630	-	-	27,630
Payments on long-term debt	-	(60)	-	(60)
Intercompany note payable	(1,278)	-	1,278	-
Payments (refunds) of financing fees	(243)	22	-	(221)
Net cash provided by
(used in) financing activities	26,109	(38)	1,278	27,349

Net increase (decrease) in cash	2,084	(264)	-	1,820

Cash at beginning of period	237	443	-	680
Cash at end of period	$2,321	$179	$-	$2,500

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

 (Unaudited)

(Dollars in Thousands)

 Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2007

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$3,430	$2,480	$(2,480)	$3,430
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,632	374	-	3,006
Amortization of deferred debt expenses	407	-	-	407
Deferred income taxes	40	-	-	40
Incentive unit expense	60	-	-	60
Equity in earnings of subsidiary	(2,480)	-	2,480	-
Change in assets and liabilities:
Accounts receivable	1,489	(845)	-	644
Intercompany account receivable and payable	(47)	47	-	-
Inventories	(7,925)	(200)	-	(8,125)
Other current and non-current assets	1,330	212	-	1,542
Accounts payable	9,066	(1,641)	-	7,425
Accrued expenses	(9,934)	(450)	-	(10,384)
Income taxes	(1,478)	609	-	(869)
Net cash provided by (used in)
operating activities	(3,410)	586	-	(2,824)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,360)	(610)	-	(1,970)
Intercompany note receivable	-	139	(139)	-
Net cash used in investing activities	(1,360)	(471)	(139)	(1,970)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	3,062	-	-	3,062
Intercompany note payable	(139)	-	139	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	2,873	-	139	3,012

Net increase (decrease) in cash	(1,897)	115	-	(1,782)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,529	$320	$-	$3,849

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited condensed consolidated financial statements, including the notes thereto, contained herein.  See the discussion of Successor and Predecessor under Note 1 to the unaudited condensed consolidated financial statements.  Future results could differ materially from those discussed below.  See the discussion under “Forward Looking Statements.”

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

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

The Company’s highlights for the three months ended April 30, 2008 included the following:

▪

the acquisition of Mid-South on February 27, 2008;

▪

the amendment to the Revolving Credit Facility increasing the borrowing capacity by $10.0 million to $90.0 million;

▪

decrease in net sales of 2.9% to $86.4 million for the first quarter of fiscal 2009, as compared to $89.0 million in the same period in fiscal 2008;

▪

decrease in gross profit of 17.1% to $16.5 million for the first quarter of fiscal 2009, as compared to $19.8 million in same period in fiscal 2008; and

▪

Adjusted EBITDA(1) decrease of 20.8% to $12.0 million for the first quarter of fiscal 2009, as compared to $15.2 million in the same period in fiscal 2008.

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net income plus (i) income tax expense; (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the Mid-South Acquisition as shown below (in thousands):

	Successor	Predecessor
	Three Months Ended
	April 30,
	2008	2007

Net income	$322	$3,430
Income tax expense	194	2,123
Interest expense	6,189	6,638
Depreciation and amortization	4,670	3,006
EBITDA	11,375	15,197
Expensing of write-up of inventory	666	-
Adjusted EBITDA	$12,041	$15,197

The Company has included information concerning Adjusted EBITDA in this Quarterly Report on Form 10-Q because the Company believes that such information is used by certain investors, securities analysts and others as one measure of performance and historical ability to service debt.  In addition, the Company uses Adjusted EBITDA when interpreting operating trends and results of operations of the business.  Executive compensation is based, in part, on the Company’s Adjusted EBITDA performance measured against targets.  Adjusted EBITDA is also used by the Company and others in the industry to evaluate proposed capital expenditures and to evaluate and to price potential acquisition candidates.  Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, net income, income from operations, cash flows from operations or other traditional indications of a company’s operating performance or liquidity.

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor	Predecessor
	Three Months Ended
	April 30,
			%
	2008	2007	Change

Net sales	100.0%	100.0%	(2.9)%
Cost of good sold	81.0	77.7	1.2
Gross profit	19.0	22.3	(17.1)

Operating expenses:
Selling, general and administrative	7.6	6.8	7.9
Amortization	3.7	1.8	101.7
	11.3	8.6	27.2
Income from operations	7.7	13.7	(45.0)

Interest expense	7.2	7.5	(6.8)
Income before income taxes	.5	6.2	(90.7)

Income tax expense	.2	2.4	(90.9)
Net income	.3%	3.8%	(90.6)

Selected Factors that Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas production and exploration.

Overall demand for stainless steel, specialty alloy and titanium tubing products had been robust during fiscal 2007 and the first half of fiscal 2008, driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications.

During the second half of fiscal 2008, sharply declining prices encouraged customers to delay purchases which the Company believes caused volume of shipments to decline.  Furthermore, demand for tubing used in the installation of ethanol plants has declined significantly and contributed to increased competitive pressures for heat exchanger and general commercial products.

The following table presents the Company’s sales volumes and raw material cost indices:

	Three Months Ended
	April 30,
	2008	2007

Feet shipped (millions)	32.7	38.3

Stainless steel price index*	194.4	229.4

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

In products containing nickel and titanium, the Company has experienced continued softness, beginning in the second half of fiscal 2008, which the Company believes is attributable to customers depleting existing inventories and assessing whether the rapid change in price levels will continue.

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

Results of Operations – Three Months Ended April 30, 2008 as Compared to the Three Months Ended April 30, 2007

Net Sales

Overall - For the first quarter of fiscal 2009, net sales decreased $2.6 million, or 2.9%, to $86.4 million, as compared to $89.0 million in the same period in fiscal 2007.  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire, sub-sea umbilical and general commercial products ($11.3 million), offset by an increase in the sales volume of high purity/electropolished products ($3.9 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($2.6 million); and (ii) decreases in the average selling price of pressure coils and high purity/electropolished products ($2.1 million), offset by increases in the average selling price of heat exchanger, nickel, sub-sea umbilical and general commercial products ($5.3 million).

Total feet shipped during the first quarter of fiscal 2009 decreased by 14.6% to 32.7 million feet, as compared to 38.3 million feet in the same period in fiscal 2008.  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire and general commercial products, offset by increases in the sales volume of high purity/electropolished products.

Chemical/Petrochemical Processing and Power Generation Products - For the first quarter of fiscal 2009, net sales of chemical/petrochemical processing and power generation products decreased $4.2 million, or 11.8%, to $31.9 million, as compared to $36.1 million in the same period in fiscal 2008.  This decrease in sales was primarily due to decreases in the sales volume of heat exchanger and nickel products ($7.2 million) which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008 and increased concern about the slowing growth in the general manufacturing economy, offset by increases in the average selling price of heat exchanger and nickel products ($3.2 million).

Feet shipped of chemical/petrochemical processing and power generation products during the first quarter of fiscal 2009 decreased by 20.3% to 7.9 million feet, as compared to 10.0 million feet in the same period in fiscal 2008.  This decrease was primarily due to a decrease in the sales volume of heat exchanger and nickel products including lower sales volume for applications in ethanol and desalination plants.

Energy Products -  For the first quarter of fiscal 2009, net sales of energy products amounted to $15.0 million, which was comparable to the same period in fiscal 2008.  The sales in the first quarter of fiscal 2009 were primarily impacted by (i) decreases in the sales volume of pressure coil, encapsulated wire, sub-sea umbilical products ($3.1 million), offset by incremental sales from the acquisition of Mid-South ($2.6 million); and (ii) a decrease in the average selling price of pressure coil products ($.6 million), offset by an increase in the average selling price of sub-sea umbilical products ($1.7 million).

Feet shipped of energy products during the first quarter of fiscal 2009 decreased by 35.5% to 6.7 million feet, as compared to 10.4 million feet in the same period in fiscal 2008.  This decrease was primarily due to a decrease in the demand for pressure coil products and competitive pressures for encapsulated wire products.

Food, Beverage and Pharmaceutical Products - For the first quarter of fiscal 2009, net sales of food, beverage and pharmaceutical products increased $2.5 million, or 23.1%, to $13.3 million, as compared to $10.8 million in the same period in fiscal 2008.  This increase in sales was primarily due to an increase in the demand for high purity/electropolished products particularly for sanitary condenser applications, offset by a decrease in the average selling price of these products.

Feet shipped of food, beverage and pharmaceuticals products during the first quarter of fiscal 2009 increased by 10.4% to 5.8 million feet, as compared to 5.2 million feet in the same period in fiscal 2008.  This increase in feet shipped was primarily due to an increase in the sales volume of substantially all of the food, beverage and pharmaceutical products.

General Commercial Products -  For the first quarter of fiscal 2009, net sales of general commercial products decreased $.9 million, or 3.3%, to $26.2 million, as compared to $27.1 million in the same period in fiscal 2008.  This decrease in sales was primarily due to a decrease in the sales volume of general commercial products ($1.0 million), offset by an increase in the average selling price of these products ($.4 million).

Feet shipped of general commercial products during the first quarter of fiscal 2009 decreased by 3.2% to 12.3 million feet, as compared to 12.7 million feet in the same period in fiscal 2008.  This decrease in feet shipped was primarily due to decreases in the sales volume of substantially all of the general commercial products.

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

Gross profit for the first quarter of fiscal 2009 was $16.5 million, a decrease of $3.3 million, or 17.1%, as compared to $19.8 million in the same period in fiscal 2008.  The decrease in gross profit was primarily due to a reduction in net sales of the Company, offset by incremental profit of $.1 million from the acquisition of Mid-South, which includes a non-recurring, non-cash purchase accounting adjustment of $.7 million.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition, which were $.7 million greater than their historical cost.  $.7 million of the purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during the first quarter of fiscal 2009, as the associated inventories were sold.

Gross profit margin for the first quarter of fiscal 2009 decreased to 19.0% from 22.3% in the same period in fiscal 2008.  The decrease in gross profit margin was primarily due to (i) a reduction in selling prices due to a decline in the market value of nickel and the lagging effect of replacement inventory cost as compared to a positive effect on gross profit margin in the same period in fiscal 2008; (ii) the acquisition of Mid-South which contributed a gross profit margin of 6.8%, which includes a $.7 million non-recurring, non-cash purchase accounting adjustment.

Gross profit per foot shipped for the first quarter of fiscal 2009 amounted to $.50/foot ($.52/foot excluding a non-recurring, non-cash purchase accounting adjustment amounting to $.02/foot), as compared to $.52/foot in the same period in fiscal 2008.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses increased $.5 million, or 7.9%, to $6.6 million in the first quarter of fiscal 2009, as compared to $6.1 million in the same period in fiscal 2008.  This increase in selling, general and administrative expense was primarily due to (i) the acquisition of Mid-South ($.4 million); and (ii) an increase in salaries and wages amounting to $.3 million as a result of increases in annual employee compensation and the number of employees.  These increases were offset by a decrease in annual advisory and management fees of $.2 million.

Amortization expense increased $1.6 million, or 101.7%, to $3.2 million in the first quarter of fiscal 2009, as compared to $1.6 million in the same period in fiscal 2008.  The increase in amortization expense was primarily due to the allocation of the purchase price for each of the DLJ Acquisition and Mid-South Acquisition to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense for the first quarter of fiscal 2009 decreased $.4 million, or 6.8%, to $6.2 million, as compared to $6.6 million in the same period in fiscal 2008  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; (ii) amortization of $.3 million of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition; and (iii) reduction in the weighted average interest rates on the Company’s Revolving Credit Facility.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 9.8% and 10.4% at April 30, 2008 and January 31, 2008, respectively.

Income Tax Expense

Income tax expense amounted to $.2 million in the first quarter of fiscal 2009, as compared to an income tax expense of $2.1 million in the same period in fiscal 2008.  These tax provisions reflect effective tax rates of 37.6% and 38.2% for the first quarters of fiscal 2008 and 2007, respectively.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; and (iii) non-deductible incentive unit expense.

Sales Order Backlog

The Company’s sales order backlog was $54.0 million at April 30, 2008 compared to $49.4 million at January 31, 2008.  The increase in the Company’s sales order backlog was primarily due to the acquisition of Mid-South.  Management believes that substantially all of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

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

Debt and Other Obligations

On February 7, 2006, the Company entered into a $90.0 million Revolving Credit Facility, as amended, that matures on February 7, 2011.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20.0 million to a total of $80.0 million, subject to borrowing base availability.  On April 8, 2008, the Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $90.0 million, subject to borrowing base availability and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (6.25% at April 30, 2008) or (ii) LIBOR plus 2.25% (5.06% at April 30, 2008).  At April 30, 2008, the Company had $63.4 million outstanding and $22.6 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2008.

On February 7, 2006, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at April 30, 2008.

On December 14, 2007, Greenville closed on a $2.0 million IRB with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds will be used to finance the IRB Equipment.  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of less than $.1 million with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.  The $2.0 million of proceeds from the IRB was reported as restricted cash in the consolidated balance sheet at April 30, 2008 due to its sole purpose of financing the IRB Equipment.

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During the first quarter of fiscal 2009, $.3 million of annual advisory fees, respectively, was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

On February 7, 2006, the Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the first quarter of fiscal 2007, $.5 million of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

Working Capital

At April 30, 2008, the Company had working capital of $97.3 million, an increase of $14.9 million from $82.4 million at January 31, 2008.

Cash Flows

Cash increased $1.8 million in the first quarter of fiscal 2009, ending the period at $2.5 million.  Cash decreased $1.8 million in the first quarter of fiscal 2008, ending the period at $3.8 million.  The increase in the generation of cash in the first quarter of fiscal 2009, as compared to the same period in fiscal 2008, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $2.5 million in the first quarter of fiscal 2009, as compared to $2.8 million in the same period in fiscal 2008.  The decrease in the use of cash flows from operating activities was primarily due to a reduction in net income and working capital needs.

Investing Activities - The Company used cash for investing activities of $23.0 million in the first quarter of fiscal 2009, as compared to $2.0 million in the same period in fiscal 2008.  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $2.8 million in the first quarter of fiscal 2009, as compared $2.0 million in the same period in fiscal 2008.  In the first quarter of fiscal 2009, the Company used cash of $20.2 million, net of cash acquired, to acquire Mid-South.

The Company expects capital expenditures for the remainder of fiscal 2009 to be approximately $6.0 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $27.3 million in the first quarter of fiscal 2009, as compared to $3.0 million in the same period in fiscal 2008.   Net principal proceeds from the Revolving Credit Facility of $27.6 million in the first quarter of fiscal 2009 were used primarily to fund the acquisition of Mid-South and working capital requirements.  Net principal proceeds from the Revolving Credit Facility of $3.1 million in the first quarter of fiscal 2008 were used primarily to fund working capital requirements.

Off-balance Sheet Arrangements

At April 30, 2008, the Company did not have any off-balance sheet arrangements.

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

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at January 31, 2008, and determined that there was no impairment of goodwill.

The Company evaluates tradenames for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company evaluated its tradenames at January 31, 2008 and determined that there were no impairment of tradenames.

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

Goodwill and other intangible assets recorded in connection with the Mid-South Acquisition are preliminary balances and are expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.  These appraisals and valuation studies are expected to be completed during fiscal 2009.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2009 by approximately $.5 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the first quarter of fiscal 2009, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

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

10.1

Employment Agreement, dated as of March 31, 2008, by and among RathGibson, Inc. and Michael G. Schwartz.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated April 22, 2008.

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

Date: June 16, 2008

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)