Form 10-Q
period 2008-07-31
RathGibson Inc; Greenville Tube CO
filed 2008-09-12
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Yes ☐ No ☒

At September 12, 2008, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	July 31,	January 31,
	2008	2008
Assets
Current assets:
Cash	$2,126	$680
Restricted cash	-	2,000
Accounts receivable, net of reserves of $326 and $328 at July
31, 2008 and January 31, 2008, respectively	53,671	54,754
Inventories	84,307	65,597
Prepaid expenses and other	2,881	2,524
Refundable income taxes	659	3,419
Deferred income taxes	1,255	1,438
Total current assets	144,899	130,412

Property, plant and equipment, net	51,652	50,843

Goodwill	246,472	231,769
Other intangible assets, net	151,527	148,516
Deferred financing costs and other	678	383
Total assets	$595,228	$561,923

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$250	$244
Accounts payable	23,581	29,965
Accrued expenses	20,478	17,757
Income taxes payable	119	-
Total current liabilities	44,428	47,996

Long-term debt, less current installments	274,122	248,045

Deferred income taxes	65,798	62,666

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	214,306	208,175
Accumulated deficit	(3,426)	(4,929)
Total stockholder’s equity	210,880	203,246
Total liabilities and stockholder’s equity	$595,228	$561,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor		Predecessor
	Three	Period	Period
	Months	June 16,	May 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Net sales	$88,615	$48,674	$49,233
Cost of goods sold	69,715	41,957	37,265
Gross profit	18,900	6,717	11,968

Operating expenses:
Selling, general and administrative	7,594	3,024	14,961
Amortization	2,860	4,320	788
	10,454	7,344	15,749
Income (loss) from operations	8,446	(627)	(3,781)

Interest expense	6,221	3,353	3,353
Income (loss) before income taxes	2,225	(3,980)	(7,134)

Income tax expense (benefit)	1,044	(712)	(1,193)
Net income (loss)	$1,181	$(3,268)	$(5,941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Net sales	$175,038	$48,674	$138,239
Cost of goods sold	139,691	41,957	106,422
Gross profit	35,347	6,717	31,817

Operating expenses:
Selling, general and administrative	14,160	3,024	21,044
Amortization	6,036	4,320	2,363
	20,196	7,344	23,407
Income (loss) from operations	15,151	(627)	8,410

Interest expense	12,410	3,353	9,991
Income (loss) before income taxes	2,741	(3,980)	(1,581)

Income tax expense (benefit)	1,238	(712)	930
Net income (loss)	$1,503	$(3,268)	$(2,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$1,503	$(3,268)	$(2,511)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	9,266	5,030	4,551
Net amortization of deferred debt expenses and
bond premium	(563)	48	576
Expensing of write-up of inventory	666	2,864	-
Loss on disposal of property, plant
and equipment	-	-	16
Deferred income taxes	(524)	(2,479)	(1,846)
Incentive unit expense	131	166	4,079
Change in assets and liabilities, net of acquisition:
Accounts receivable	2,769	274	(5,850)
Inventories	(11,372)	1,568	(17,014)
Other current and non-current assets	(510)	416	598
Accounts payable	(6,747)	(5,839)	14,188
Accrued expenses	854	2,708	(7,767)
Income taxes	2,879	(2,579)	(202)
Net cash used in operating activities	(1,648)	(1,091)	(11,182)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,297)	(912)	(2,269)
Decrease in restricted cash	2,000	-	-
Cash paid for acquisition, net of cash acquired	(20,136)	-	-
Net cash used in investing activities	(23,433)	(912)	(2,269)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	26,851	4,941	12,324
Payments on long-term debt	(121)	-	-
Dividend	-	(3,800)	-
Proceeds from parent company	-	1,962	-
Payments of financing fees	(203)	(151)	(50)
Net cash provided by financing activities	26,527	2,952	12,274

Net increase (decrease) in cash	1,446	949	(1,177)

Cash at beginning of period	680	4,454	5,631
Cash at end of period	$2,126	$5,403	$4,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

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

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,834, including a contingent payment of $3,376 made by RG Tube in the second quarter of fiscal 2008.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the period June 16, 2007 through July 31, 2007.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm which managed Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund affiliated with RGCH LLC, which was settled at closing (Note 12); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the third quarter of fiscal 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 11).  The foregoing transactions were recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period May 1, 2007 through June 15, 2007 and the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

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

The results for the six months ended July 31, 2008 include the Company’s results after the DLJ Acquisition (Successor).  The results for the six months ended July 31, 2007 include the Company’s results through June 15, 2007 (Predecessor) and after the DLJ Acquisition (Successor).  The DLJ Acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of the DLJ Acquisition will not necessarily be comparable to prior periods.

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(3)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and the effects of these instruments on the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is assessing the impact the adoption of SFAS 161 will have on the Company’s consolidated financial position and results of operations for fiscal 2010.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations for the three and six months ended July 31, 2008.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Statement of Financial Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of FAS 157 pertaining to nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 pertaining to financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations for the three and six months ended July 31, 2008.  The Company does not expect the adoption of SFAS 157 pertaining to nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2010.

(4)

BUSINESS COMBINATIONS

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for an aggregate purchase price of approximately $26,136 (net of cash acquired of $1,098).  The foregoing transaction is referred to as the “Mid-South Acquisition.”  Certain stockholders of Mid-South received equity interests in RG Tube of $6,000 in lieu of cash purchase consideration.  Additionally, RG Tube and the Company agreed to reduce its cash payment to the stockholders of Mid-South by $6,000, which was recorded by the Company as an equity contribution from RG Tube.  Mid-South is a distributor of stainless steel and nickel alloy tubing and accessories to the United States and international oil and gas industry, a significant portion of which is purchased from the Company’s New Jersey segment.  This transaction was financed with the funds available from the Company’s Revolving Credit Facility.  The results of Mid-South’s operations have been included in the consolidated financial statements since the date of such acquisition.

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

Current assets	$14,827
Machinery and equipment	292
Goodwill	14,703
Other intangible assets	8,662
Other assets	23
Total assets acquired	38,507
Current liabilities	(8,532)
Deferred income tax liability	(3,839)
Total liabilities assumed	(12,371)
Purchase price paid, net of cash acquired	$26,136

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Approximately $20,700 of goodwill will be deductible for income tax purposes.  At July 31, 2008, the allocation of the purchase price has been made on a preliminary basis and the Company is awaiting finalization of valuations of the estimated fair value of the assets acquired and liabilities assumed.  These valuations are expected to be completed during fiscal 2009.  The ultimate value assigned to the tangible and intangible assets and liabilities may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets and liabilities will include estimates of market values, future cash flows and useful lives.

The unaudited pro forma financial information in the table below summarizes the consolidated results of operations for the three months ended July 31, 2007 and the six months ended July 31, 2008 and 2007 as if the Mid-South Acquisition had occurred on February 1, 2008 and 2007.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mid-South Acquisition had taken place at February 1, 2008 or 2007.  The unaudited pro forma financial information includes the elimination of intersegment sales and profits, purchase accounting adjustments on historical Mid-South inventory, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.  The unaudited pro forma financial information does not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized.

	Three
	Months
	Ended	Six Months Ended
	July 31	July 31,
	2007	2008	2007

Net sales	$103,400	$177,444	$196,943
Net income (loss)	(8,937)	1,877	(6,013)

(5)

INVENTORIES

Inventories consist of the following:

	July 31,	January 31,
	2008	2008

Raw materials	$55,831	$46,147
Work in process	7,036	6,186
Finished goods	21,440	13,264
Total inventories	$84,307	$65,597

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	July 31,	January 31,
	2008	2008

Leasehold improvements	$2,099	$1,620
Machinery and equipment	51,816	42,994
Office equipment, furniture and other	1,238	926
Construction in progress	3,381	8,955
	58,534	54,495
Less accumulated depreciation	(6,882)	(3,652)
Total property, plant and equipment, net	$51,652	$50,843

Depreciation expense for the three months ended July 31, 2008, the period June 16, 2007 through July 31, 2007 and the period May 1, 2007 through June 15, 2007 was $1,736, $710 and $757, respectively.  Depreciation expense for the six months ended July 31, 2008, the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007 was $3,230, $710 and $2,188, respectively.

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with each of the DLJ Acquisition and Mid-South Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	July 31, 2008			January 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$132,662	$10,135	$122,527	$124,000	$4,484	$119,516
Tradenames	29,000	-	29,000	29,000	-	29,000
Total intangibles	$161,662	$10,135	$151,527	$153,000	$4,484	$148,516

The Company recorded intangible assets, other than goodwill, in connection with the DLJ Acquisition and Mid-South Acquisition (Notes 1 and 4).

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

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

Amortization expense consists of the following:

	Successor		Predecessor
	Three	Period	Period
	Months	June 16,	May 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Intangibles	$2,860	$758	$788
Backlog	-	3,562	-
Total amortization expense	$2,860	$4,320	$788

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Intangibles	$5,651	$758	$2,363
Backlog	385	3,562	-
Total amortization expense	$6,036	$4,320	$2,363

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

The estimated future amortization expense of intangible assets at July 31, 2008 is as follows:

Fiscal years ending January 31,
2009 (remaining six months)	$5,722
2010	11,324
2011	10,888
2012	10,485
2013	10,055

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,	January 31,
	2008	2008

Accrued compensation	$3,707	$4,315
Interest payable	10,421	10,385
Customer advances	3,168	-
Other	3,182	3,057
Total accrued expenses	$20,478	$17,757

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	July 31,	January 31,
	2008	2008

Revolving Credit Facility	$62,670	$35,819
Senior Notes	209,838	210,485
IRB	1,864	1,985
Total long-term debt	274,372	248,289
Less current installments	(250)	(244)
Total long-term debt, less current installments	$274,122	$248,045

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

On February 7, 2006, RathGibson entered into a five-year, $90,000 senior secured Revolving Credit Facility, as amended.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20,000 to a total of $80,000, subject to borrowing base availability.  On April 8, 2008, Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $90,000, subject to borrowing base availability, and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  There were no material changes to the covenants as a result of these amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (6.25% at July 31, 2008) or (ii) LIBOR plus 2.25% (4.71% at July 31, 2008).  At July 31, 2008, the Company had $27,330 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at July 31, 2008.

On February 7, 2006, RathGibson issued $200,000 aggregate principal amount of senior notes (“Senior Notes”) due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2008.

In connection with the purchase accounting for the DLJ Acquisition, the Company adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $328 and $149 for the three months ended July 31, 2008 and the period June 16, 2007 through July 31, 2007, respectively.  Amortization of this bond premium amounted to $647 for the six months ended July 31, 2008.  The unamortized bond premium included in the Senior Notes was $9,838 and $10,485 at July 31, 2008 and January 31, 2008, respectively.

On December 14, 2007, Greenville Tube Company (“Greenville”), a wholly-owned subsidiary of RathGibson, closed on a $2,000 industrial development revenue bond (“IRB”) with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds were used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of $29 with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.

(10)

INCOME TAXES

The effective tax rate and resulting income tax expense used in this interim period is based on the Company’s projections for the remainder of fiscal 2009 and the estimated tax provision to tax return adjustments recorded in the three and six months ended July 31, 2008 which related to the anticipated filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008.  The tax provision to tax return adjustments were not material to fiscal 2008 or the three and six months ended July 31, 2008.  To the extent that actual results differ from the projections for the remainder of fiscal 2009 or changes to the tax provision to tax return adjustments related to the filing of the Company’s income tax returns, the effective income tax rate and resulting income tax expense may change.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

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

A summary of incentive unit activity during the six months ended July 31, 2008 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Incentive	Average	Period
	Awards	Fair Value	(Years)

Outstanding at February 1, 2008	154,978	$16.33
Granted	55,393	16.88
Forfeited	(1,558)	16.41
Repurchased	(2,756)	16.41
Outstanding at July 31, 2008	206,057	16.54	4.2

Vested at July 31, 2008	32,309	16.46

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s condensed consolidated financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $70      and $166 for the three months ended July 31, 2008 and the period June 16, 2007 through July 31, 2007, respectively.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $131 for the six months ended July 31, 2008.  At July 31, 2008, total unrecognized incentive unit cost was approximately $1,000.

Predecessor  - Prior to the DLJ Acquisition, RGCH LLC allocated certain of its Class B units for incentive based grants to executives and key employees of the Company.   The incentive units primarily vested based on the following:  (i) 25% vested ratably over certain specified periods of continuing employment; (ii) 35% vested on the achievement of certain performance-based targets established annually by the board of directors; and (iii) 40% vested upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

No incentive units were granted or forfeited during the period May 1, 2007 through June 15, 2007 and the period February 1, 2007 through June 15, 2007.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 during the period May 1, 2007 through June 15, 2007 and the period February 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

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

(12)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During the three and six months ended July 31, 2008, the Company recorded an expense of $250 and $500, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.

The Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period May 1, 2007 through June 15, 2007, the Company recorded an expense of $5,088 (including $4,844 of fees and charges related to the termination of the management agreement) to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the period February 1, 2007 through June 15, 2007, the Company recorded an expense of $5,577 (including $4,844 of fees and charges related to the termination of the management agreement) to selling, general and administrative expenses within the condensed consolidated statements of operations.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(13)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007
Cash paid (received) during the period for:
Interest	$12,987	$408	$12,281
Income taxes	(1,085)	4,346	2,978

Non-cash investing activities:
Additions to property, plant and equipment
in accounts payable	129	-	183

Non-cash investing and financing activity:
Equity contribution from RG Tube in lieu of cash
payment to stockholders of Mid-South (Note 4)	6,000	-	-

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Information about each segment is summarized as follows:

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended July 31, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$23,573	$2,158	$-	$4,773	$30,504
Energy products	-	7,432	13,182	351	20,965
Food, beverage and
pharmaceutical products	10,156	508	-	-	10,664
General commercial products	12,203	5,177	-	9,102	26,482
	45,932	15,275	13,182	14,226	88,615
Intersegment net sales	1,142	7,435	-	43	8,620
Income from operations	3,008	1,382	1,006	3,086	8,482
Interest expense (income)	6,227	-	-	(6)	6,221
Income tax expense	59	-	-	1,002	1,061
Depreciation and amortization	2,175	1,472	220	729	4,596
Capital expenditures	959	539	10	1,000	2,508

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period June 16, 2007 through July 31, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$21,189	$1,134	$-	$1,417	$23,740
Energy products	-	6,660	-	365	7,025
Food, beverage and
pharmaceutical products	5,046	512	-	76	5,634
General commercial products	4,995	3,142	-	4,138	12,275
	31,230	11,448	-	5,996	48,674
Intersegment net sales	1,433	-	-	-	1,433
Income (loss) from operations	(1,258)	100	-	531	(627)
Interest expense (income)	3,391	-	-	(38)	3,353
Income tax expense (benefit)	(923)	-	-	211	(712)
Depreciation and amortization	3,303	971	-	756	5,030
Capital expenditures	523	375	-	14	912

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Predecessor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period May 1, 2007 through June 15, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$19,783	$1,113	$-	$1,482	$22,378
Energy products	-	7,100	-	391	7,491
Food, beverage and
pharmaceutical products	5,215	433	-	173	5,821
General commercial products	6,114	2,653	-	4,776	13,543
	31,112	11,299	-	6,822	49,233
Intersegment net sales	51	(9)	-	-	42
Income (loss) from operations	(7,228)	1,177	-	2,270	(3,781)
Interest expense (income)	3,379	-	-	(26)	3,353
Income tax expense (benefit)	(1,930)	-	-	737	(1,193)
Depreciation and amortization	752	613	-	180	1,545
Capital expenditures	(73)	342	-	30	299

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Six months ended July 31, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$49,494	$3,818	$-	$9,063	$62,375
Energy products	-	14,229	20,935	869	36,033
Food, beverage and
pharmaceutical products	22,068	1,871	-	-	23,939
General commercial products	25,059	10,326	-	17,306	52,691
	96,621	30,244	20,935	27,238	175,038
Intersegment net sales	2,959	12,598	-	115	15,672
Income from operations	5,456	3,326	473	6,391	15,646
Interest expense (income)	12,413	-	-	(3)	12,410
Income tax expense (benefit)	(755)	-	-	2,178	1,423
Depreciation and amortization	4,178	2,905	752	1,431	9,266
Capital expenditures	2,731	1,155	13	1,398	5,297

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period June 16, 2007 through July 31, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$21,189	$1,134	$-	$1,417	$23,740
Energy products	-	6,660	-	365	7,025
Food, beverage and
pharmaceutical products	5,046	512	-	76	5,634
General commercial products	4,995	3,142	-	4,138	12,275
	31,230	11,448	-	5,996	48,674
Intersegment net sales	1,433	-	-	-	1,433
Income (loss) from operations	(1,258)	100	-	531	(627)
Interest expense (income)	3,391	-	-	(38)	3,353
Income tax expense (benefit)	(923)	-	-	211	(712)
Depreciation and amortization	3,303	971	-	756	5,030
Capital expenditures	523	375	-	14	912

	Predecessor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$50,655	$3,059	$-	$4,813	$58,527
Energy products	-	21,332	-	1,118	22,450
Food, beverage and
pharmaceutical products	14,481	1,709	-	418	16,608
General commercial products	19,821	8,067	-	12,766	40,654
	84,957	34,167	-	19,115	138,239
Intersegment net sales	273	34	-	-	307
Income (loss) from operations	(927)	3,163	-	6,174	8,410
Interest expense (income)	10,062	-	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	-	2,206	930
Depreciation and amortization	2,165	1,832	-	554	4,551
Capital expenditures	664	965	-	640	2,269

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

The following tables present a reconciliation of income (loss) from operations from the reportable segment totals to the Company’s consolidated totals:

	Successor		Predecessor
	Three	Period	Period
	Months	June 16,	May 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Total income (loss) from operations
for reportable segments	$8,482	$(627)	$(3,781)
Elimination of intersegment profits	(36)	-	-
Consolidated income (loss) from operations	$8,446	$(627)	$(3,781)

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Total income (loss) from operations
for reportable segments	$15,646	$(627)	$8,410
Elimination of intersegment profits	(495)	-	-
Consolidated income (loss) from operations	$15,151	$(627)	$8,410

The following tables present a reconciliation of income tax expense (benefit) from the reportable segment totals to the Company’s consolidated totals:

	Successor		Predecessor
	Three	Period	Period
	Months	June 16,	May 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Total income tax expense (benefit)
for reportable segments	$1,061	$(712)	$(1,193)
Income tax benefit from elimination of intersegment
profits	(17)	-	-
Consolidated income tax expense (benefit)	$1,044	$(712)	$(1,193)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Total income tax expense (benefit)
for reportable segments	$1,423	$(712)	$930
Income tax benefit from elimination of intersegment
profits	(185)	-	-
Consolidated income tax expense (benefit)	$1,238	$(712)	$930

The following table presents segment identifiable asset information:

	July 31,	January 31,
	2008	2008
Total assets:
Wisconsin	$563,510	$533,727
New Jersey	121,556	118,378
Louisiana	40,557	-
Intersegment eliminations	(147,408)	(108,834)
	578,215	543,271
Arkansas	117,456	118,009
Intersegment eliminations	(100,443)	(99,357)
Total assets	$595,228	$561,923

The following table presents segment goodwill information:

	July 31,	January 31,
	2008	2008
Goodwill:
Wisconsin	$156,624	$156,624
New Jersey	26,933	26,933
Louisiana	14,703	-
Arkansas	48,212	48,212
Total goodwill	$246,472	$231,769

Goodwill recorded in connection with the Mid-South Acquisition is a preliminary balance and is expected to change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(15)

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On February 7, 2006, RathGibson issued its Senior Notes.  Greenville has fully and unconditionally guaranteed on a joint and several basis RathGibson’s obligations to pay principal, premium and interest relative to the Senior Notes.

The following supplemental guarantor financial information presents:  (i) condensed consolidating balance sheets at July 31, 2008 and January 31, 2008; (ii) condensed consolidating statements of operations for the three months ended July 31, 2008, the period June 16, 2007 through July 31, 2007, the period May 1, 2007 through June 15, 2007, the six months ended July 31, 2008, the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007; and (iii) condensed consolidating statements of cash flows for the six months ended July 31, 2008, the period June 16, 2007 through July 31, 2007 and the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Balance Sheet

At July 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,724	$402	$-	$2,126
Accounts receivable, net	46,520	7,151	-	53,671
Intercompany account and note receivable	61	972	(1,033)	-
Inventories	62,064	22,289	(46)	84,307
Prepaid expenses and other	2,316	565	-	2,881
Refundable income taxes	2,355	64	(1,760)	659
Deferred income taxes	1,022	233	-	1,255
Total current assets	116,062	31,676	(2,839)	144,899

Property, plant and equipment, net	44,695	6,957	-	51,652

Goodwill	198,260	48,212	-	246,472
Other intangible assets, net	120,957	30,570	-	151,527
Deferred financing costs and other	637	41	-	678
Investment in subsidiary	97,604	-	(97,604)	-
Total assets	$578,215	$117,456	$(100,443)	$595,228

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$-	$250	$-	$250
Accounts payable	20,735	2,846	-	23,581
Intercompany account and note payable	972	61	(1,033)	-
Accrued expenses	19,639	839	-	20,478
Income taxes payable	1,136	759	(1,776)	119
Total current liabilities	42,482	4,755	(2,809)	44,428

Long-term debt, less current installments	272,508	1,614	-	274,122

Deferred income taxes	52,315	13,483	-	65,798

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	214,306	87,041	(87,041)	214,306
Retained earnings (accumulated deficit)	(3,396)	8,462	(8,492)	(3,426)
Total stockholder’s equity	210,910	95,504	(95,534)	210,880
Total liabilities and stockholder’s equity	$578,215	$117,456	$(100,443)	$595,228

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Balance Sheet

At January 31, 2008

	Successor
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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Three Months Ended July 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$74,804	$14,269	$(458)	$88,615
Cost of goods sold	60,083	10,073	(441)	69,715
Gross profit	14,721	4,196	(17)	18,900

Operating expenses:
Selling, general and administrative	7,069	525	-	7,594
Amortization	2,275	585	-	2,860
	9,344	1,110	-	10,454
Income from operations	5,377	3,086	(17)	8,446

Interest expense (income)	6,227	(6)	-	6,221
Income (loss) before equity in earnings of
subsidiary and income taxes	(850)	3,092	(17)	2,225

Equity in earnings of subsidiary	(2,090)	-	2,090	-
Income before income taxes	1,240	3,092	(2,107)	2,225

Income tax expense	48	1,002	(6)	1,044
Net income	$1,192	$2,090	$(2,101)	$1,181

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through July 31, 2007

	Successor
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

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Period May 1, 2007 through June 15, 2007

	Predecessor
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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Six Months Ended July 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$149,731	$27,353	$(2,046)	$175,038
Cost of goods sold	123,165	18,526	(2,000)	139,691
Gross profit	26,566	8,827	(46)	35,347

Operating expenses:
Selling, general and administrative	12,894	1,266	-	14,160
Amortization	4,866	1,170	-	6,036
	17,760	2,436	-	20,196
Income from operations	8,806	6,391	(46)	15,151

Interest expense (income)	12,413	(3)	-	12,410
Income (loss) before equity in earnings of
subsidiary and income taxes	(3,607)	6,394	(46)	2,741

Equity in earnings of subsidiary	(4,216)	-	4,216	-
Income before income taxes	609	6,394	(4,262)	2,741

Income tax expense (benefit)	(924)	2,178	(16)	1,238
Net income	$1,533	$4,216	$(4,246)	$1,503

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through July 31, 2007

	Successor
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

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Period February 1, 2007 through June 15, 2007

	Predecessor
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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,533	$4,216	$(4,246)	$1,503
Adjustments to reconcile net income to net cash
used in (provided by) operating activities:
Depreciation and amortization	7,835	1,431	-	9,266
Net amortization of deferred debt expenses and
bond premium	(566)	3	-	(563)
Expensing of write-up of inventory	666	-	-	666
Deferred income taxes	(74)	(450)	-	(524)
Incentive unit expense	131	-	-	131
Equity in earnings of subsidiary	(4,216)	-	4,216	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	3,707	(938)	-	2,769
Intercompany account receivable and payable	127	(127)	-	-
Inventories	(9,544)	(1,874)	46	(11,372)
Other current and non-current assets	(338)	(172)	-	(510)
Accounts payable	(5,759)	(988)	-	(6,747)
Accrued expenses	1,282	(428)	-	854
Income taxes	5,562	(2,667)	(16)	2,879
Net cash provided by
(used in) operating activities	346	(1,994)	-	(1,648)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,899)	(1,398)	-	(5,297)
Decrease in restricted cash	-	2,000	-	2,000
Intercompany note receivable	-	1,450	(1,450)	-
Cash paid for acquisition, net of cash acquired	(20,136)	-	-	(20,136)
Net cash provided by
(used in) investing activities	(24,035)	2,052	(1,450)	(23,433)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	26,851	-	-	26,851
Payments on long-term debt	-	(121)	-	(121)
Intercompany note payable	(1,450)	-	1,450	-
Payments (refunds) of financing fees	(225)	22	-	(203)
Net cash provided by
(used in) financing activities	25,176	(99)	1,450	26,527

Net increase (decrease) in cash	1,487	(41)	-	1,446

Cash at beginning of period	237	443	-	680
Cash at end of period	$1,724	402	$-	$2,126

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Period June 16, 2007 through July 31, 2007

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,268)	$358	$(358)	$(3,268)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,274	756	-	5,030
Net amortization of deferred debt expenses and
bond premium	48	-	-	48
Expensing of write-up of inventory	2,579	285	-	2,864
Deferred income taxes	(2,163)	(316)	-	(2,479)
Incentive unit expense	166	-	-	166
Equity in earnings of subsidiary	(358)	-	358	-
Change in assets and liabilities:
Accounts receivable	(69)	343	-	274
Intercompany account receivable and payable	(500)	500	-	-
Inventories	3,505	(1,937)	-	1,568
Other current and non-current assets	452	(36)	-	416
Accounts payable	(7,401)	1,562	-	(5,839)
Accrued expenses	2,612	96	-	2,708
Income taxes	(2,279)	(300)	-	(2,579)
Net cash provided by (used in)
operating activities	(2,402)	1,311	-	(1,091)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(898)	(14)	-	(912)
Intercompany note receivable	-	(662)	662	-
Net cash used in investing activities	(898)	(676)	662	(912)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	4,941	-	-	4,941
Dividend	(3,800)	-	-	(3,800)
Proceeds from parent company	1,962	-	-	1,962
Intercompany note payable	662	-	(662)	-
Payments of financing fees	(151)	-	-	(151)
Net cash provided by financing activities	3,614	-	(662)	2,952

Net increase in cash	314	635	-	949

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$4,162	$1,241	$-	$5,403

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2007 through June 15, 2007

	Predecessor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,511)	$4,039	$(4,039)	$(2,511)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,997	554	-	4,551
Amortization of deferred debt expenses	576	-	-	576
Loss on disposal of property, plant and equipment	-	16	-	16
Deferred income taxes	(1,541)	(305)	-	(1,846)
Incentive unit expense	4,079	-	-	4,079
Equity in earnings of subsidiary	(4,039)	-	4,039	-
Change in assets and liabilities:
Accounts receivable	(3,666)	(2,184)	-	(5,850)
Intercompany account receivable and payable	(8)	8	-	-
Inventories	(17,846)	832	-	(17,014)
Other current and non-current assets	316	282	-	598
Accounts payable	15,547	(1,359)	-	14,188
Accrued expenses	(7,249)	(518)	-	(7,767)
Income taxes	(1,403)	1,201	-	(202)
Net cash provided by (used in)
operating activities	(13,748)	2,566	-	(11,182)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,629)	(640)	-	(2,269)
Intercompany note receivable	-	(1,525)	1,525	-
Net cash used in investing activities	(1,629)	(2,165)	1,525	(2,269)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	12,324	-	-	12,324
Intercompany note payable	1,525	-	(1,525)	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	13,799	-	(1,525)	12,274

Net increase (decrease) in cash	(1,578)	401	-	(1,177)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,848	$606	$-	$4,454

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(16)

SUBSEQUENT EVENT

On August 6, 2008, the Company announced the departure of its chairman and chief executive officer effective as of August 6, 2008.  The Company will record approximately $1,260 in severance costs in the third quarter of fiscal 2009 which will be paid pursuant to terms of the employment agreement, as amended.

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

The Company’s highlights for the three and six months ended July 31, 2008 included the following:

▪

the acquisition of Mid-South on February 27, 2008;

▪

the amendment to the Revolving Credit Facility increasing the borrowing capacity by $10.0 million to $90.0 million;

▪

decrease in net sales of 9.5% to $88.6 million for the second quarter of fiscal 2009, as compared to $97.9 million in total for the periods May 1, 2007 through June 15, 2007 ($49.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million); decrease in net sales of 6.4% to $175.0 million for the six months ended July 31, 2008, as compared to $186.9 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million);

▪

decrease in gross profit of 8.3% to $35.4 million for the six months ended July 31, 2008, as compared to $38.5 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through July 31, 2007 ($6.7 million);

▪

increase in gross profit margin for the second quarter of fiscal 2009 to 21.3% from 19.1% in total for the periods May 1, 2007 through June 15, 2007 (24.3%) and June 16, 2007 through July 31, 2007 (13.8%); and

▪

Adjusted EBITDA(1) decrease of 22.5% to $13.1 million for the second quarter of fiscal 2009, as compared to $16.8 million in total for the periods May 1, 2007 through June 15, 2007 ($9.5 million) and June 16, 2007 through July 31, 2007 ($7.3 million); Adjusted EBITDA(1) decrease of 21.7% to $25.1 million for the six months ended July 31, 2008, as compared to $32.0 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through July 31, 2007 ($7.3 million).

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net income plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the DLJ Acquisition and Mid-South Acquisition as shown below (in thousands):

	Successor		Predecessor
	Three	Period	Period
	Months	June 16,	May 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Net income (loss)	$1,181	$(3,268)	$(5,941)
Income tax expense (benefit)	1,044	(712)	(1,193)
Interest expense	6,221	3,353	3,353
Depreciation and amortization	4,596	5,030	1,545
EBITDA	13,042	4,403	(2,236)
Expensing of write-up of inventory	-	2,864	-
Equity compensation expense	-	-	3,989
Fees and charges-termination of
management agreement	-	-	4,844
Compensation expense	-	-	2,962
Adjusted EBITDA	$13,042	$7,267	$9,559

	Successor		Predecessor
	Six	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	July 31,	July 31,	June 15,
	2008	2007	2007

Net income (loss)	$1,503	$(3,268)	$(2,511)
Income tax expense (benefit)	1,238	(712)	930
Interest expense	12,410	3,353	9,991
Depreciation and amortization	9,266	5,030	4,551
EBITDA	24,417	4,403	12,961
Expensing of write-up of inventory	666	2,864	-
Equity compensation expense	-	-	3,989
Fees and charges-termination of
management agreement	-	-	4,844
Compensation expense	-	-	2,962
Adjusted EBITDA	$25,083	$7,267	$24,756

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor		Predecessor	Total*
	Three	Period	Period	Three
	Months	June 16,	May 1,	Months
	Ended	2007 through	2007 through	Ended
	July 31,	July 31,	June 15,	July 31,	%
	2008	2007	2007	2007	Change

Net sales	100.0%	100.0%	100.0%	100.0%	(9.5)%
Cost of good sold	78.7	86.2	75.7	80.9	(12.0)
Gross profit	21.3	13.8	24.3	19.1	1.2

Operating expenses:
Selling, general and administrative	8.6	6.2	30.4	18.4	(57.8)
Amortization	3.2	8.9	1.6	5.2	(44.0)
	11.8	15.1	32.0	23.6	(54.7)
Income (loss) from operations	9.5	(1.3)	(7.7)	(4.5)	(291.6)

Interest expense	7.0	6.9	6.8	6.8	(7.2)
Income (loss) before income taxes	2.5	(8.2)	(14.5)	(11.3)	(120.0)

Income tax expense (benefit)	1.2	(1.5)	(2.4)	(1.9)	(154.8)
Net income (loss)	1.3%	(6.7)%	(12.1)%	(9.4)%	(112.8)

	Successor		Predecessor	Total*
	Six	Period	Period	Six
	Months	June 16,	February 1,	Months
	Ended	2007 through	2007 through	Ended
	July 31,	July 31,	June 15,	July 31,	%
	2008	2007	2007	2007	Change

Net sales	100.0%	100.0%	100.0%	100.0%	(6.4)%
Cost of good sold	79.8	86.2	77.0	79.4	(5.9)
Gross profit	20.2	13.8	23.0	20.6	(8.3)

Operating expenses:
Selling, general and administrative	8.1	6.2	15.2	12.9	(41.2)
Amortization	3.4	8.9	1.7	3.6	(9.7)
	11.5	15.1	16.9	16.5	(34.3)
Income (loss) from operations	8.7	(1.3)	6.1	4.1	94.7

Interest expense	7.1	6.9	7.2	7.1	(7.0)
Income (loss) before income taxes	1.6	(8.2)	(1.1)	(3.0)	(149.3)

Income tax expense (benefit)	.7	(1.5)	.7	.1	467.9
Net income (loss)	.9%	(6.7)%	(1.8)%	(3.1)%	(126.0)

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

The following table presents the Company’s sales volumes and raw material cost indices:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Feet shipped (millions)	33.8	36.3	66.6	74.6

Stainless steel price index*	200.6	245.0	197.5	237.2

* Source CRU International

Stainless steel prices have historically been dependent on supply and demand and costs of raw materials such as chrome, nickel, molybdenum and titanium. While the Company is able to pass through changes in the cost of raw materials to customers, significant changes can lead customers to temporarily delay purchases, substitute materials and/or cancel capital projects.  The specialty steel industry has experienced significant changes in the cost of raw materials such as nickel, molybdenum and titanium over the last several years.

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

Results of Operations – Three Months Ended July 31, 2008 as Compared to the Periods May 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007

Net Sales

Overall - For the second quarter of fiscal 2009, net sales decreased $9.3 million, or 9.5%, to $88.6 million, as compared to $97.9 million in total for the periods May 1, 2007 through June 15, 2007 ($49.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million).  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel and sub-sea umbilical products ($7.1 million), offset by increases in the sales volume of high purity/electropolished and general commercial products ($3.2 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($5.6 million); and (ii) decreases in the average selling price of heat exchanger, nickel, high purity/electropolished and general commercial products ($12.6 million), offset by an increase in the average selling price of sub-sea umbilical products ($2.1 million).

Total feet shipped during the second quarter of fiscal 2009 decreased by 6.8% to 33.8 million feet, as compared to 36.3 million feet in total for the periods May 1, 2007 through June 15, 2007 (18.7 million feet) and June 16, 2007 through July 31, 2007 (17.6 million feet).  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel and beverage coil products, offset by an increase in the sales volume of general commercial products and incremental footage from the acquisition of Mid-South.

Chemical/Petrochemical Processing and Power Generation Products - For the second quarter of fiscal 2009, net sales of chemical/petrochemical processing and power generation products decreased $15.6 million, or 33.9%, to $30.5 million, as compared to $46.1 million in total for the periods May 1, 2007 through June 15, 2007 ($22.4 million) and June 16, 2007 through July 31, 2007 ($23.7 million).  This decrease in sales was primarily due to decreases in the sales volume and average selling price of heat exchanger and nickel products which the Company believes was due to lower demand for stainless steel and nickel alloy tubing in heat exchanger applications, increased concern about the slowing general manufacturing economy and lower material cost market values as compared to the same period in fiscal 2008.

Feet shipped of chemical/petrochemical processing and power generation products during the second quarter of fiscal 2009 decreased by 19.5% to 8.7 million feet, as compared to 10.8 million feet in total for the periods May 1, 2007 through June 15, 2007 (5.2 million feet) and June 16, 2007 through July 31, 2007 (5.6 million feet).  This decrease was primarily due to decreases in the sales volume of heat exchanger and nickel products including lower sales volume for applications in ethanol and desalination plants.

Energy Products -  For the second quarter of fiscal 2009, net sales of energy products increased $6.4 million, or 44.4%, to $20.9 million, as compared to $14.5 million in total for the periods May 1, 2007 through June 15, 2007 ($7.5 million) and June 16, 2007 through July 31, 2007 ($7.0 million).  The increase in sales was primarily due to (i) incremental sales from the acquisition of Mid-South ($5.6 million); and (ii) an increase in the average selling price of sub-sea umbilical products ($2.1 million), offset by a decrease in the sales volume of sub-sea umbilical products ($1.4 million).

Feet shipped of energy products during the second quarter of fiscal 2009 increased by 2.1% to 10.5 million feet, as compared to 10.3 million feet in total for the periods May 1, 2007 through June 15, 2007 (5.6 million feet) and June 16, 2007 through July 31, 2007 (4.7 million feet).  This increase was primarily due to incremental footage from the acquisition of Mid-South.

Food, Beverage and Pharmaceutical Products - For the second quarter of fiscal 2009, net sales of food, beverage and pharmaceutical products decreased $.8 million, or 6.9%, to $10.7 million, as compared to $11.5 million in total for the periods May 1, 2007 through June 15, 2007 ($5.8 million) and June 16, 2007 through July 31, 2007 ($5.7 million).  This decrease in sales was primarily due to a decrease in the average selling price of high purity/electropolished products due to lower material cost market values, offset by an increase in the demand for these products.

Feet shipped of food, beverage and pharmaceuticals products during the second quarter of fiscal 2009 decreased by 28.0% to 2.7 million feet, as compared to 3.8 million feet in total for the periods May 1, 2007 through June 15, 2007 (1.8 million feet) and June 16, 2007 through July 31, 2007 (2.0 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of beverage coil products.

General Commercial Products -  For the second quarter of fiscal 2009, net sales of general commercial products increased $.7 million, or 2.6%, to $26.5 million, as compared to $25.8 million in total for the periods May 1, 2007 through June 15, 2007 ($13.5 million) and June 16, 2007 through July 31, 2007 ($12.3 million).  This increase in sales was primarily due to an increase in the sales volume of general commercial products ($1.9 million), offset by a decrease in the average selling price of these products ($1.2 million).

Feet shipped of general commercial products during the second quarter of fiscal 2009 increased by 4.2% to 11.9 million feet, as compared to 11.4 million feet in total for the periods May 1, 2007 through June 15, 2007 (6.1 million feet) and June 16, 2007 through July 31, 2007 (5.3 million feet).  This increase in feet shipped was primarily due to increases in the sales volume of substantially all of the general commercial products.

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

Gross profit for the second quarter of fiscal 2009 was $18.9 million, an increase of $.2 million, or 1.2%, as compared to $18.7 million in total for the periods May 1, 2007 through June 15, 2007 ($12.0 million) and June 16, 2007 through July 31, 2007 ($6.7 million).  The increase in gross profit was primarily due to incremental profit of $2.0 million from the acquisition of Mid-South, offset by a reduction in net sales of the Company and non-recurring, non-cash purchase accounting adjustments of $2.9 million recorded in the period June 16, 2007 through July 31, 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition, which were $6.0 million greater than their historical cost.  $2.9 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the period June 16, 2007 through July 31, 2007 as the associated inventories were sold.

Gross profit margin for the second quarter of fiscal 2009 increased to 21.3% from 19.1% in total for the periods May 1, 2007 through June 15, 2007 (24.3%) and June 16, 2007 through July 31, 2007 (13.8%).  The increase in gross profit margin was primarily due to non-recurring, non-cash purchase accounting adjustments of $2.9 million recorded in the period June 16, 2007 through July 31, 2007, offset by the acquisition of Mid-South and reduction in selling prices due to a decline in the market value of nickel and the lagging effect of replacement inventory cost as compared to a positive effect on gross profit margin in the same period in fiscal 2008.

Gross profit per foot shipped for the second quarter of fiscal 2009 amounted to $.56/foot, as compared to $.51/foot ($.59/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.08/foot) in total for the periods May 1, 2007 through June 15, 2007 ($.64/foot) and June 16, 2007 through July 31, 2007 ($.38/foot).

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses decreased $10.3 million, or 57.8%, to $7.6 million in the second quarter of fiscal 2009, as compared to $17.9 million in total for the periods May 1, 2007 through June 15, 2007 ($14.9 million) and June 16, 2007 through July 31, 2007 ($3.0 million).  This decrease in selling, general and administrative expense was primarily due to $11.8 million in non-recurring acquisition related expenses recorded in connection with the DLJ Acquisition and a decrease in annual advisory and management fees of $.2 million.  During the period May 1, 2007 through June 15, 2007, the Company recorded the following non-recurring acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  This decrease was offset by (i) an increase in salaries and wages amounting to $.4 million as a result of increases in annual employee compensation and the number of employees; and (ii) the acquisition of Mid-South ($.9 million).

Amortization expense decreased $2.2 million, or 44.0%, to $2.9 million in the second quarter of fiscal 2009, as compared to $5.1 million in total for the periods May 1, 2007 through June 15, 2007 ($.8 million) and June 16, 2007 through July 31, 2007 ($4.3 million).  The decrease in amortization expense results from the non-recurring amortization of $3.6 million recorded in the period June 16, 2007 through July 31, 2007 related to an intangible asset-backlog recorded in connection with the DLJ Acquisition purchase accounting, offset by an increase in amortization due to the acquisition of Mid-South.

Interest Expense

Interest expense for the second quarter of fiscal 2009 decreased $.5 million, or 7.2%, to $6.2 million, as compared to $6.7 million in total for the periods May 1, 2007 through June 15, 2007 ($3.4 million) and June 16, 2007 through July 31, 2007 ($3.3 million).  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; (ii) an increase of $.2 million in the amortization of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition; and (iii) the reduction in the weighted average interest rates on the Company’s Revolving Credit Facility.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 9.8% and 10.4% at July 31, 2008 and January 31, 2008, respectively.

Income Tax Expense

Income tax expense amounted to $1.0 million in the second quarter of fiscal 2009, as compared to an income tax benefit of $1.9 million in total for the periods May 1, 2007 through June 15, 2007 ($1.2 million) and June 16, 2007 through July 31, 2007 ($.7 million).  These tax provisions reflect effective tax rates of 46.9% for the second quarter of fiscal 2009, as compared to 17.1% in total for the periods May 1, 2007 through June 15, 2007 (16.7%) and June 16, 2007 through July 31, 2007 (17.8%).  The increase in the effective tax rate is primarily due to estimated tax provision to tax return adjustments recorded in the second quarter of fiscal 2009 related to the anticipated filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008, offset by the non-deductibility of incentive unit expense amounting to $4.0 million in the period May 1, 2007 through June 15, 2007 and the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; and (iii) non-deductible incentive unit expense.

Results of Operations – Six Months Ended July 31, 2008 as Compared to the Periods February 1, 2007 through June 15, 2007 and June 16, 2007 through July 31, 2007

Net Sales

Overall - For the six months ended July 31, 2008, net sales decreased $11.9 million, or 6.4%, to $175.0 million, as compared to $186.9 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through July 31, 2007 ($48.7 million).  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire and sub-sea umbilical products ($20.2 million), offset by increases in the sales volume of high purity/electropolished and general commercial products ($6.4 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($8.2 million); and (ii) decreases in the average selling price of heat exchanger, nickel, high purity/electropolished and general commercial products ($11.0 million), offset by increases in the average selling price of pressure coil and sub-sea umbilical products ($5.1 million).

Total feet shipped during the six months ended July 31, 2008 decreased by 10.8% to 66.6 million feet, as compared to 74.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through July 31, 2007 (17.6 million feet).  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire and beverage coil products, offset by incremental footage from the acquisition of Mid-South.

Chemical/Petrochemical Processing and Power Generation Products - For the six months ended July 31, 2008, net sales of chemical/petrochemical processing and power generation products decreased $19.8 million, or 24.2%, to $62.4 million, as compared to $82.2 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through July 31, 2007 ($23.7 million).  This decrease in sales was primarily due to decreases in the sales volume and average selling price of heat exchanger and nickel products which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008, increased concern about the slowing general manufacturing economy and lower material cost market values as compared to the same period in fiscal 2008.

Feet shipped of chemical/petrochemical processing and power generation products during the six months ended July 31, 2008 decreased by 19.9% to 16.7 million feet, as compared to 20.8 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through July 31, 2007 (5.6 million feet).  This decrease was primarily due to decreases in the sales volume of heat exchanger and nickel products including lower sales volume for applications in ethanol and desalination plants.

Energy Products -  For the six months ended July 31, 2008, net sales of energy products increased $6.5 million, or 22.2%, to $36.0 million, as compared to $29.5 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through July 31, 2007 ($7.0 million).  The increase in sales was primarily due to (i) incremental sales from the acquisition of Mid-South ($8.2 million); and (ii) increases in the average selling price of pressure coil and sub-sea umbilical products ($5.2 million), offset by decreases in the sales volume of pressure coil, encapsulated wire and sub-sea umbilical products ($7.2 million).

 Feet shipped of energy products during the six months ended July 31, 2008 decreased by 16.8% to 17.2 million feet, as compared to 20.7 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through July 31, 2007 (4.7 million feet).  This decrease was primarily due a decrease in the sales volume of substantially all of the energy products, offset by incremental footage from the acquisition of Mid-South.

Food, Beverage and Pharmaceutical Products - For the six months ended July 31, 2008, net sales of food, beverage and pharmaceutical products increased $1.6 million, or 7.6%, to $23.9 million, as compared to $22.3 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through July 31, 2007 ($5.7 million).  This increase in sales was primarily due to an increase in the demand for high purity/electropolished products particularly for sanitary condenser applications, offset by a decrease in the average selling price of these products due mostly to lower material cost market values.

Feet shipped of food, beverage and pharmaceuticals products during the six months ended July 31, 2008 decreased by 5.8% to 8.5 million feet, as compared to 9.0 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through July 31, 2007 (2.0 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of beverage coil products.

General Commercial Products -  For the six months ended July 31, 2008, net sales of general commercial products decreased $.2 million, or .4%, to $52.7 million, as compared to $52.9 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through July 31, 2007 ($12.3 million).  This decrease in sales was primarily due to a decrease in the average selling price of general commercial products, offset by an increase in the sales volume of these products.

Feet shipped of general commercial products during the six months ended July 31, 2008 increased by .3% to 24.2 million feet, as compared to 24.1 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through July 31, 2007 (5.3 million feet).  This increase in feet shipped was primarily due to increases in the sales volume of substantially all of the general commercial products.

Gross Profit

Gross profit for the six months ended July 31, 2008 was $35.4 million, a decrease of $3.1 million, or 8.3%, as compared to $38.5 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through July 31, 2007 ($6.7 million).  The decrease in gross profit was primarily due to a reduction in net sales of the Company, offset by incremental profit of $2.1 million from the acquisition of Mid-South and a $2.2 million decrease in non-recurring, non-cash purchase accounting adjustments to $.7 million in the six months ended July 31, 2008, as compared to $2.9 million in the period June 16, 2007 through July 31, 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition and DLJ Acquisition, which were $.7 million and $6.0 million, respectively, greater than their historical cost.  $.7 million and $2.9 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the six months ended July 31, 2008 and the period June 16, 2007 through July 31, 2007, respectively, as the associated inventories were sold.

Gross profit margin for the six months ended July 31, 2008 decreased to 20.2% from 20.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through July 31, 2007 (13.8%).  The decrease in gross profit margin was primarily due to the acquisition of Mid-South and reduction in selling prices due to a decline in the market value of nickel and the lagging effect of replacement inventory cost as compared to a positive effect on gross profit margin in the same period in fiscal 2008, offset by a $2.2 million decrease in non-recurring, non-cash purchase accounting adjustments to $.7 million in the six months ended July 31, 2008, as compared to $2.9 million in the period June 16, 2007 through July 31, 2007.

Gross profit per foot shipped for the six months ended July 31, 2008 amounted to $.53/foot ($.54/foot excluding a non-recurring, non-cash purchase accounting adjustment amounting to $.01/foot), as compared to $.52/foot ($.55/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.03/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through July 31, 2007 ($.38/foot).

Operating Expenses

Selling, general and administrative expenses decreased $9.8 million, or 41.2%, to $14.2 million in the six months ended July 31, 2008, as compared to $24.0 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through July 31, 2007 ($3.0 million).  This decrease in selling, general and administrative expense was primarily due to $11.8 million in non-recurring acquisition related expenses recorded in connection with the DLJ Acquisition and a decrease in annual advisory and management fees of $.4 million.  During the period May 1, 2007 through June 15, 2007, the Company recorded the following non-recurring acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  This decrease was offset by (i) an increase in salaries and wages amounting to $.5 million as a result of increases in annual employee compensation and the number of employees; and (ii) the acquisition of Mid-South ($1.4 million).

Amortization expense decreased $.6 million, or 9.7%, to $6.1 million in the six months ended July 31, 2008, as compared to $6.7 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through July 31, 2007 ($4.3 million).  The decrease in amortization expense results from a $3.2 million decrease in non-recurring, intangible asset-backlog amortization to $.4 million in the six months ended July 31, 2008, as compared to $3.6 million in the period June 16, 2007 through July 31, 2007, offset by an increase in amortization expense due to the allocation of the purchase price for each of the DLJ Acquisition and Mid-South Acquisition to intangible assets and the corresponding higher amount of amortization expense for the period.

Interest Expense

Interest expense for the six months ended July 31, 2008 decreased $.9 million, or 7.0%, to $12.4 million, as compared to $13.3 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through July 31, 2007 ($3.3 million).  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; (ii) an increase of $.5 million in the amortization of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition; and (iii) the reduction in the weighted average interest rates on the Company’s Revolving Credit Facility.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 9.8% and 10.4% at July 31, 2008 and January 31, 2008, respectively.

Income Tax Expense

Income tax expense amounted to $1.2 million in the six months ended July 31, 2008, as compared to $.2 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through July 31, 2007 ($.7 million of income tax benefit).  These tax provisions reflect effective tax rates of 45.2% for the six months ended July 31, 2008, as compared to -3.9% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through July 31, 2007 (17.8%).  The increase in the effective tax rate is primarily due to estimated tax provision to tax return adjustments recorded in the six months ended July 31, 2008 related to the anticipated filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008, offset by the non-deductibility of incentive unit expense amounting to $4.0 million in the period May 1, 2007 through June 15, 2007 and the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; and (iii) non-deductible incentive unit expense.

Sales Order Backlog

The Company’s sales order backlog was $71.8 million at July 31, 2008 compared to $49.4 million at January 31, 2008.  The increase in the Company’s sales order backlog was primarily due to the acquisition of Mid-South and growth in sales order bookings related to the Company’s international business.  Management believes that approximately 80% of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

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

Debt and Other Obligations

On February 7, 2006, the Company entered into a $90.0 million Revolving Credit Facility, as amended, that matures on February 7, 2011.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20.0 million to a total of $80.0 million, subject to borrowing base availability.  On April 8, 2008, the Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $90.0 million, subject to borrowing base availability and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (6.25% at July 31, 2008) or (ii) LIBOR plus 2.25% (4.71% at July 31, 2008).  At July 31, 2008, the Company had $62.7 million outstanding and $27.3 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2008.

On February 7, 2006, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at July 31, 2008.

On December 14, 2007, Greenville closed on a $2.0 million IRB with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds were used to finance the IRB Equipment.  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of less than $.1 million with interest payable at 5.32%.  In connection with the IRB, the Company entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During the three months ended July 31, 2008 and the period June 16, 2007 through July 31, 2007, $.2 million and $.1 million, respectively of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the six months ended July 31, 2008 and the period June 16, 2007 through July 31, 2007, $.5 million and $.1 million, respectively of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

On February 7, 2006, the Company entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period May 1, 2007 through June 15, 2007, $.3 million of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the period February 1, 2007 through June 15, 2007, $.8 million of management fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

Working Capital

At July 31, 2008, the Company had working capital of $100.5 million, an increase of $18.1 million from $82.4 million at January 31, 2008.

Cash Flows

Cash increased $1.4 million in the six months ended June 30, 2008, ending the period at $2.1 million.  Cash decreased $1.2 million in the period February 1, 2007 through June 15, 2007 and increased $1.0 million in the period June 16, 2007 through July 31, 2007, and in total for both periods decreased $.2 million, ending the period at $5.4 million.  The increase in the generation of cash in the six months ended July 31, 2008, as compared to the same period in fiscal 2008, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $1.7 million in the six months ended June 30, 2008, as compared to $12.2 million in total for the periods February 1, 2007 through June 15, 2007 ($11.2 million) and June 16, 2007 through July 31, 2007 ($1.0 million).  The decrease in the use of cash flows from operating activities was primarily due to a reduction working capital needs.

Investing Activities - The Company used cash for investing activities of $23.4 million in the six months ended June 30, 2008, as compared to $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through July 31, 2007 ($.9 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $5.3 million in the six months ended June 30, 2008, as compared $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through July 31, 2007 ($.9 million).  In the six months ended June 30, 2008, the Company used cash of $20.1 million, net of cash acquired, to acquire Mid-South.

The Company expects capital expenditures for the remainder of fiscal 2009 to be approximately $4.0 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $26.5 million in the six months ended June 30, 2008, as compared to $15.2 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through July 31, 2007 ($2.9 million).   Net principal proceeds from the Revolving Credit Facility of $26.8 million in the six months ended June 30, 2008 were used primarily to fund the acquisition of Mid-South and working capital requirements.  Net principal proceeds from the Revolving Credit Facility of $17.3 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through July 31, 2007 ($5.0 million) were used primarily to fund working capital requirements.  In the period June 16, 2007 through July 31, 2007, the Company paid a dividend of $3.8 million, which was used to finance the contingent payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.

Off-balance Sheet Arrangements

At July 31, 2008, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2009 by approximately $.4 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the second quarter of fiscal 2009, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

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

Date: September 12, 2008

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)