Form 10-Q
period 2008-10-31
RathGibson Inc; Greenville Tube CO
filed 2008-12-15
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

Yes ☐ No ☒

At December 15, 2008, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	October 31,	January 31,
	2008	2008
Assets
Current assets:
Cash	$2,834	$680
Restricted cash	-	2,000
Accounts receivable, net of reserves of $324 and $328 at October
31, 2008 and January 31, 2008, respectively	50,309	54,754
Inventories	81,705	65,597
Prepaid expenses and other	2,855	2,524
Refundable income taxes	400	3,419
Deferred income taxes	777	1,438
Total current assets	138,880	130,412

Property, plant and equipment, net	52,045	50,843

Goodwill	127,982	231,769
Other intangible assets, net	142,511	148,516
Deferred financing costs and other	659	383
Total assets	$462,077	$561,923

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$254	$244
Accounts payable	21,713	29,965
Accrued expenses	17,271	17,757
Income taxes payable	405	-
Total current liabilities	39,643	47,996

Long-term debt, less current installments	274,792	248,045

Deferred income taxes	59,628	62,666

Stockholder’s equity:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	214,379	208,175
Accumulated deficit	(126,365)	(4,929)
Total stockholder’s equity	88,014	203,246
Total liabilities and stockholder’s equity	$462,077	$561,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2008	2007

Net sales	$82,954	$86,448
Cost of goods sold	69,239	74,756
Gross profit	13,715	11,692

Operating expenses:
Selling, general and administrative	9,022	6,660
Amortization	3,189	2,991
Impairment of goodwill and other
intangible assets	124,511	-
	136,722	9,651
Income (loss) from operations	(123,007)	2,041

Interest expense	6,265	6,187
Loss before income taxes	(129,272)	(4,146)

Income tax benefit	(6,333)	(2,356)
Net loss	$(122,939)	$(1,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007

Net sales	$257,992	$135,122	$138,239
Cost of goods sold	208,930	116,713	106,422
Gross profit	49,062	18,409	31,817

Operating expenses:
Selling, general and administrative	23,182	9,684	21,044
Amortization	9,225	7,311	2,363
Impairment of goodwill and other
intangible assets	124,511	-	-
	156,918	16,995	23,407
Income (loss) from operations	(107,856)	1,414	8,410

Interest expense	18,675	9,540	9,991
Loss before income taxes	(126,531)	(8,126)	(1,581)

Income tax expense (benefit)	(5,095)	(3,068)	930
Net loss	$(121,436)	$(5,058)	$(2,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007
Cash flows from operating activities:
Net loss	$(121,436)	$(5,058)	$(2,511)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,203	9,445	4,551
Net amortization of deferred debt expenses
and bond premium	(854)	(419)	576
Expensing of write-up of inventory	429	5,845	-
Loss on disposal of property, plant
and equipment	-	-	16
Deferred income taxes	(6,171)	(4,183)	(1,846)
Incentive unit expense	204	565	4,079
Impairment of goodwill and other intangible assets	124,511	-	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	6,132	6,395	(5,850)
Inventories	(8,813)	580	(17,014)
Other current and non-current assets	(510)	883	598
Accounts payable	(8,835)	(10,970)	14,188
Accrued expenses	(2,353)	(3,173)	(7,767)
Income taxes	3,464	(3,275)	(202)
Net cash used in operating activities	(29)	(3,365)	(11,182)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,218)	(3,967)	(2,269)
Decrease in restricted cash	2,000	-	-
Cash paid for acquisition, net of cash acquired	(20,136)	-	-
Net cash used in investing activities	(25,354)	(3,967)	(2,269)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,922	6,571	12,324
Payments on long-term debt	(182)	-	-
Dividend	-	(3,800)	-
Proceeds from parent company	-	1,962	-
Payments of financing fees	(203)	(159)	(50)
Net cash provided by financing activities	27,537	4,574	12,274

Net increase (decrease) in cash	2,154	(2,758)	(1,177)

Cash at beginning of period	680	4,454	5,631
Cash at end of period	$2,834	$1,696	$4,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp. to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”) and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,834, including a contingent payment of $3,376 made by RG Tube in the second quarter of fiscal 2008.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  In addition, the Company entered into a second amendment to its senior secured revolving credit facility (“Revolving Credit Facility”) for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the period June 16, 2007 through October 31, 2007.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm which managed Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund affiliated with RGCH LLC, which was settled at closing (Note 12); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the third quarter of fiscal 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 11).  The foregoing transactions were recorded as selling, general and administrative expenses within the condensed consolidated statements of operations for the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

The results for the nine months ended October 31, 2008 include the Company’s results after the DLJ Acquisition (Successor).  The results for the nine months ended October 31, 2007 include the Company’s results through June 15, 2007 (Predecessor) and after the DLJ Acquisition (Successor).  The DLJ Acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of the DLJ Acquisition will not necessarily be comparable to prior periods.

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

October 31, 2008

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS 141R to business combinations completed after January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations for the three and nine months ended October 31, 2008.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Statement of Financial Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of FAS 157 pertaining to nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 pertaining to financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations for the three and nine months ended October 31, 2008.  The Company does not expect the adoption of SFAS 157 pertaining to nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2010.

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

Current assets	$14,783
Machinery and equipment	292
Goodwill	14,744
Other intangible assets	8,640
Other assets	23
Total assets acquired	38,482
Current liabilities	(8,532)
Deferred income tax liability	(3,814)
Total liabilities assumed	(12,346)
Purchase price paid, net of cash acquired	$26,136

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Approximately $20,700 of goodwill will be deductible for income tax purposes.  At October 31, 2008, the allocation of the purchase price has been made on a preliminary basis and the Company is awaiting finalization of valuations of the estimated fair value of the assets acquired and liabilities assumed.  These valuations are expected to be completed during fiscal 2009.  The ultimate value assigned to the tangible and intangible assets and liabilities may vary significantly from the preliminary estimates.  Significant judgments involved in the final valuation of the tangible and intangible assets and liabilities will include estimates of market values, future cash flows and useful lives.

The unaudited pro forma financial information in the table below summarizes the consolidated results of operations for the three months ended October 31, 2007 and the nine months ended October 31, 2008 and 2007 as if the Mid-South Acquisition had occurred on February 1, 2008 and 2007.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mid-South Acquisition had taken place at February 1, 2008 or 2007.  The unaudited pro forma financial information includes the elimination of intersegment sales and profits, purchase accounting adjustments on historical Mid-South inventory, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.  The unaudited pro forma financial information does not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized.

	Three
	Months
	Ended	Nine Months Ended
	October 31	October 31,
	2007	2008	2007

Net sales	$91,592	$260,398	$288,535
Net loss	(1,985)	(121,062)	(7,998)

(5)

INVENTORIES

Inventories consist of the following:

	October 31,	January 31,
	2008	2008

Raw materials	$49,642	$46,147
Work in process	5,971	6,186
Finished goods	26,092	13,264
Total inventories	$81,705	$65,597

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	October 31,	January 31,
	2008	2008

Leasehold improvements	$2,117	$1,620
Machinery and equipment	52,613	42,994
Office equipment, furniture and other	1,456	926
Construction in progress	4,489	8,955
	60,675	54,495
Less accumulated depreciation	(8,630)	(3,652)
Total property, plant and equipment, net	$52,045	$50,843

Depreciation expense for the three months ended October 31, 2008 and 2007 was $1,748 and $1,424, respectively.  Depreciation expense for the nine months ended October 31, 2008, the period June 16, 2007 through October 31, 2007 and the period February 1, 2007 through June 15, 2007 was $4,978, $2,134 and $2,188, respectively.

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents a rollforward of goodwill by reportable segment for the nine months ended October 31, 2008:

	Wisconsin	New Jersey	Louisiana	Arkansas	Total

Balances, January 31, 2008	$156,624	$26,933	$-	$48,212	$231,769
Mid-South Acquisition	-	-	14,744	-	14,744
Income tax benefit from
amortization of tax
deductible goodwill	-	-	(60)	-	(60)
Impairments	(99,803)	-	(4,667)	(14,001)	(118,471)
Balances, October 31, 2008	$56,821	$26,933	$10,017	$34,211	$127,982

In connection with each of the DLJ Acquisition and Mid-South Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	October 31, 2008			January 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$131,300	$13,089	$118,211	$124,000	$4,484	$119,516
Tradenames	24,300	-	24,300	29,000	-	29,000
Total intangibles	$155,600	$13,089	$142,511	$153,000	$4,484	$148,516

The Company recorded intangible assets, other than goodwill, in connection with the DLJ Acquisition and Mid-South Acquisition (Notes 1 and 4).

Subsequent to the DLJ Acquisition, customer lists are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition, customer lists were amortized principally by the straight-line method over their estimated useful lives of 15 years.

Amortization expense consists of the following:

	Three Months Ended
	October 31,
	2008	2007

Intangibles	$2,954	$1,932
Backlog	235	1,059
Total amortization expense	$3,189	$2,991

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007

Intangibles	$8,605	$2,690	$2,363
Backlog	620	4,621	-
Total amortization expense	$9,225	$7,311	$2,363

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

The Company recorded backlog of $5,200 and $620 in connection with the DLJ Acquisition and Mid-South Acquisition, respectively.  The DLJ Acquisition backlog was fully amortized in the period June 16, 2007 through January 31, 2008.  The Mid-South Acquisition backlog was fully amortized in the nine months ended October 31, 2008.

At October 31, 2008, the estimated future amortization expense of intangible assets for each of the next five years is as follows:

Fiscal years ending January 31,
2009 (remaining three months)	$2,895
2010	11,428
2011	10,885
2012	10,375
2013	9,859

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company tests goodwill and tradenames for impairment at the reporting unit level annually at January 31, or more frequently as impairment indicators arise.  The provisions of SFAS 142 require a two-step goodwill impairment test.  The first step of the test for impairment compares the book value of each of the Company’s reporting units to its estimated fair value.  The Company has determined that its reporting units are the same as its reportable segments.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluates tradenames by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.

Based on a combination of factors, including the current economic environment and the Company’s operating results, the Company has determined that indicators of impairment exist at October 31, 2008.  For purposes of the goodwill analysis, the Company performed its assessment of fair value using a discounted cash flow model.  Accordingly, the Company recorded $99,803, $4,667 and $14,001 of charges during the three and nine months ended October 31, 2008 to reflect the impairments of goodwill in the Wisconsin, Louisiana and Arkansas segments, respectively.  Using an income approach, the Company recorded $5,000, $1,000 and $40 of charges during the three and nine months ended October 31, 2008 to reflect the impairments of tradenames in the Wisconsin, New Jersey and Louisiana segments, respectively.  The charges recognized in the three and nine months ended October 31, 2008 for the impairments of goodwill and tradenames have been made on a preliminary basis and the Company is awaiting finalization of valuations.  These valuations are expected to be completed during fiscal 2009.  The ultimate value assigned to these assets may vary significantly from the preliminary estimates.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company may evaluate customer lists for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company first compares the carrying value of the customer list to its estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the customer list, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the customer list to its estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the customer list’s carrying value exceeds its estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  Based on a combination of factors, including the current economic environment and the Company’s operating results, the Company has determined that indicators of impairment exist at October 31, 2008.  The Company has determined that there was no impairment of customer lists at October 31, 2008.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	October 31,	January 31,
	2008	2008

Accrued compensation	$5,605	$4,315
Interest payable	4,791	10,385
Customer advances	3,028	-
Other	3,847	3,057
Total accrued expenses	$17,271	$17,757

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	October 31,	January 31,
	2008	2008

Revolving Credit Facility	$63,741	$35,819
Senior Notes	209,502	210,485
IRB	1,803	1,985
Total long-term debt	275,046	248,289
Less current installments	(254)	(244)
Total long-term debt, less current installments	$274,792	$248,045

On February 7, 2006, RathGibson entered into a five-year, $90,000 senior secured Revolving Credit Facility, as amended.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20,000 to a total of $80,000, subject to borrowing base availability.  On April 8, 2008, the Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $90,000, subject to borrowing base availability, and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  There were no material changes to the covenants as a result of these amendments.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (5.25% at October 31, 2008) or (ii) LIBOR plus 2.25% (5.83% at October 31, 2008).  At October 31, 2008, the Company had $26,259 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants customary to similar credit facilities.  The Company was in compliance with all such covenants at October 31, 2008.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

On February 7, 2006, RathGibson issued $200,000 aggregate principal amount of senior notes (“Senior Notes”) due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2008.

In connection with the purchase accounting for the DLJ Acquisition, the Company adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $336 and $304 for the three months ended October 31, 2008 and 2007, respectively.  Amortization of this bond premium amounted to $983 and $453 for the nine months ended October 31, 2008 and the period June 16, 2007 through October 31, 2007, respectively.  The unamortized bond premium included in the Senior Notes was $9,502 and $10,485 at October 31, 2008 and January 31, 2008, respectively.

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

(10)

INCOME TAXES

The effective tax rate and resulting income tax benefit used in this interim period is based on (i) the Company’s projections for the remainder of fiscal 2009; (ii) no income tax effect on the charges for the impairments of non-deductible goodwill; and (iii) tax provision to tax return adjustments recorded in the three and nine months ended October 31, 2008 which related to the filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008.  The tax provision to tax return adjustments were not material to fiscal 2008 or the three and nine months ended October 31, 2008.  To the extent that actual results differ from the projections for the remainder of fiscal 2009 or revisions to the charges for the impairments of non-deductible goodwill, the effective tax rate and resulting income tax expense (benefit) may change.

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

A summary of incentive unit activity during the nine months ended October 31, 2008 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Incentive	Average	Period
	Awards	Fair Value	(Years)

Outstanding at February 1, 2008	154,978	$16.33
Granted	55,393	16.88
Forfeited	(27,023)	16.41
Repurchased	(2,756)	16.41
Outstanding at October 31, 2008	180,592	16.56	4.0

Vested at October 31, 2008	35,266	16.44

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executives and key employees of the Company; accordingly, the expense is recognized in the Company’s condensed consolidated financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $73      and $399 for the three months ended October 31, 2008 and 2007, respectively.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $204 and $565 for the nine months ended October 31, 2008 and the period June 16, 2007 through October 31, 2007, respectively.  At October 31, 2008, total unrecognized incentive unit cost was approximately $777.

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

No incentive units were granted or forfeited during the period February 1, 2007 through June 15, 2007.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 during the period February 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

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

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(12)

ADVISORY AND MANAGEMENT FEES

The Company entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During each of the three months ended October 31, 2008 and 2007, the Company recorded an expense of $250 to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the nine months ended October 31, 2008 and the period June 16, 2007 through October 31, 2007, the Company recorded an expense of $750 and $375, respectively, to selling, general and administrative expenses within the condensed consolidated statements of operations.

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

(13)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007
Cash paid (received) during the period for:
Interest	$25,198	$12,922	$12,281
Income taxes	(2,356)	4,390	2,978

Non-cash investing activities:
Additions to property, plant and equipment
in accounts payable	349	-	183

Non-cash investing and financing activity:
Equity contribution from RG Tube in lieu of cash
payment to stockholders of Mid-South (Note 4)	6,000	-	-

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(14)

SEGMENT REPORTING

The Company is primarily a manufacturer of highly engineered premium stainless steel and alloy tubular products.  The Company has determined it has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each reportable segment are the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The Company’s Louisiana segment is primarily a distribution facility where a significant portion of its products are purchased from the New Jersey segment.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, depreciation and interest expense.

Information about each reportable segment is summarized as follows:

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended October 31, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$30,417	$1,313	$-	$5,373	$37,103
Energy products	-	2,496	9,842	182	12,520
Food, beverage and
pharmaceutical products	10,815	1,492	-	-	12,307
General commercial products	8,324	3,823	-	8,877	21,024
	49,556	9,124	9,842	14,432	82,954
Intersegment net sales	245	8,121	-	197	8,563
Loss from operations	(105,478)	(1,640)	(4,943)	(10,684)	(122,745)
Interest expense (income)	6,267	-	-	(2)	6,265
Income tax expense (benefit)	(6,988)	-	-	753	(6,235)
Depreciation and amortization	2,158	1,480	549	750	4,937
Capital expenditures	1,215	403	5	298	1,921

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended October 31, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$31,933	$2,107	$-	$3,107	$37,147
Energy products	-	14,851	-	526	15,377
Food, beverage and
pharmaceutical products	8,638	777	-	229	9,644
General commercial products	10,880	5,170	-	8,230	24,280
	51,451	22,905	-	12,092	86,448
Intersegment net sales	2,830	177	-	264	3,271
Income (loss) from operations	(810)	(124)	-	2,975	2,041
Interest expense (income)	6,262	-	-	(75)	6,187
Income tax expense (benefit)	(3,688)	-	-	1,332	(2,356)
Depreciation and amortization	1,795	1,736	-	884	4,415
Capital expenditures	1,470	813	-	772	3,055

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Nine months ended October 31, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$79,911	$5,131	$-	$14,436	$99,478
Energy products	-	16,725	30,777	1,051	48,553
Food, beverage and
pharmaceutical products	32,883	3,363	-	-	36,246
General commercial products	33,383	14,149	-	26,183	73,715
	146,177	39,368	30,777	41,670	257,992
Intersegment net sales	3,204	20,719	-	312	24,235
Income (loss) from operations	(100,022)	1,686	(4,470)	(4,293)	(107,099)
Interest expense (income)	18,680	-	-	(5)	18,675
Income tax expense (benefit)	(7,743)	-	-	2,931	(4,812)
Depreciation and amortization	6,336	4,385	1,301	2,181	14,203
Capital expenditures	3,946	1,558	18	1,696	7,218

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period June 16, 2007 through October 31, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$53,122	$3,241	$-	$4,524	$60,887
Energy products	-	21,511	-	891	22,402
Food, beverage and
pharmaceutical products	13,684	1,289	-	305	15,278
General commercial products	15,875	8,312	-	12,368	36,555
	82,681	34,353	-	18,088	135,122
Intersegment net sales	4,263	177	-	264	4,704
Income (loss) from operations	(2,068)	(24)	-	3,506	1,414
Interest expense (income)	9,653	-	-	(113)	9,540
Income tax expense (benefit)	(4,611)	-	-	1,543	(3,068)
Depreciation and amortization	5,098	2,707	-	1,640	9,445
Capital expenditures	1,993	1,188	-	786	3,967

	Predecessor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$50,655	$3,059	$-	$4,813	$58,527
Energy products	-	21,332	-	1,118	22,450
Food, beverage and
pharmaceutical products	14,481	1,709	-	418	16,608
General commercial products	19,821	8,067	-	12,766	40,654
	84,957	34,167	-	19,115	138,239
Intersegment net sales	273	34	-	-	307
Income (loss) from operations	(927)	3,163	-	6,174	8,410
Interest expense (income)	10,062	-	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	-	2,206	930
Depreciation and amortization	2,165	1,832	-	554	4,551
Capital expenditures	664	965	-	640	2,269

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

The following tables present a reconciliation of income (loss) from operations from the reportable segment totals to the Company’s consolidated totals:

	Three Months Ended
	October 31,
	2008	2007

Total income (loss) from operations
for reportable segments	$(122,745)	$2,041
Elimination of intersegment profits	(262)	-
Consolidated income (loss) from operations	$(123,007)	$2,041

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007

Total income (loss) from operations
for reportable segments	$(107,099)	$1,414	$8,410
Elimination of intersegment profits	(757)	-	-
Consolidated income (loss) from operations	$(107,856)	$1,414	$8,410

The following tables present a reconciliation of income tax expense (benefit) from the reportable segment totals to the Company’s consolidated totals:

	Three Months Ended
	October 31,
	2008	2007

Total income tax benefit
for reportable segments	$(6,235)	$(2,356)
Income tax benefit from elimination of intersegment profits	(98)	-
Consolidated income tax benefit	$(6,333)	$(2,356)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007

Total income tax expense (benefit)
for reportable segments	$(4,812)	$(3,068)	$930
Income tax benefit from elimination of intersegment
profits	(283)	-	-
Consolidated income tax expense (benefit)	$(5,095)	$(3,068)	$930

The following table presents identifiable asset information by reportable segment:

	October 31,	January 31,
	2008	2008
Total assets:
Wisconsin	$437,426	$533,727
New Jersey	118,628	118,378
Louisiana	36,224	-
Intersegment eliminations	(143,597)	(108,834)
	448,681	543,271
Arkansas	103,953	118,009
Intersegment eliminations	(90,557)	(99,357)
Total assets	$462,077	$561,923

The following table presents goodwill information by segment:

	October 31,	January 31,
	2008	2008
Goodwill:
Wisconsin	$56,821	$156,624
New Jersey	26,933	26,933
Louisiana	10,017	-
Arkansas	34,211	48,212
Total goodwill	$127,982	$231,769

Goodwill recorded in connection with the Mid-South Acquisition is a preliminary balance and may change once the Company obtains third party appraisals and valuation studies on inventories, property, plant and equipment and intangible assets.  The goodwill balances at October 31, 2008 and related impairment charges have been made on a preliminary basis and may change once the Company finalizes its valuations.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

(15)

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On February 7, 2006, RathGibson issued its Senior Notes.  Greenville has fully and unconditionally guaranteed on a joint and several basis RathGibson’s obligations to pay principal, premium and interest relative to the Senior Notes.

The following supplemental guarantor financial information presents:  (i) condensed consolidating balance sheets at October 31, 2008 and January 31, 2008; (ii) condensed consolidating statements of operations for the three months ended October 31, 2008 and 2007, the nine months ended October 31, 2008, the period June 16, 2007 through October 31, 2007 and the period February 1, 2007 through June 15, 2007; and (iii) condensed consolidating statements of cash flows for the nine months ended October 31, 2008, the period June 16, 2007 through October 31, 2007 and the period February 1, 2007 through June 15, 2007.

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Balance Sheet

At October 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,628	$206	$-	$2,834
Accounts receivable, net	40,585	9,724	-	50,309
Intercompany account and note receivable	87	3,729	(3,816)	-
Inventories	63,627	18,148	(70)	81,705
Prepaid expenses and other	2,393	462	-	2,855
Refundable income taxes	895	7	(502)	400
Deferred income taxes	413	364	-	777
Total current assets	110,628	32,640	(4,388)	138,880

Property, plant and equipment, net	44,968	7,077	-	52,045

Goodwill	93,771	34,211	-	127,982
Other intangible assets, net	112,526	29,985	-	142,511
Deferred financing costs and other	619	40	-	659
Investment in subsidiary	86,169	-	(86,169)	-
Total assets	$448,681	$103,953	$(90,557)	$462,077

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$-	$254	$-	$254
Accounts payable	20,653	1,060	-	21,713
Intercompany account and note payable	3,729	87	(3,816)	-
Accrued expenses	16,086	1,185	-	17,271
Income taxes payable	-	931	(526)	405
Total current liabilities	40,468	3,517	(4,342)	39,643

Long-term debt, less current installments	273,243	1,549	-	274,792

Deferred income taxes	46,910	12,718	-	59,628

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	214,379	87,041	(87,041)	214,379
Accumulated deficit	(126,319)	(2,973)	2,927	(126,365)
Total stockholder’s equity	88,060	84,069	(84,115)	88,014
Total liabilities and stockholder’s equity	$448,681	$103,953	$(90,557)	$462,077

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$68,735	$14,629	$(410)	$82,954
Cost of goods sold	59,622	10,003	(386)	69,239
Gross profit	9,113	4,626	(24)	13,715

Operating expenses:
Selling, general and administrative	8,298	724	-	9,022
Amortization	2,604	585	-	3,189
Impairment of goodwill and other
intangible assets	110,510	14,001	-	124,511
	121,412	15,310	-	136,722
Loss from operations	(112,299)	(10,684)	(24)	(123,007)

Interest expense (income)	6,267	(2)	-	6,265
Loss before equity in loss of
subsidiary and income taxes	(118,566)	(10,682)	(24)	(129,272)

Equity in loss of subsidiary	11,435	-	(11,435)	-
Loss before income taxes	(130,001)	(10,682)	11,411	(129,272)

Income tax expense (benefit)	(7,078)	753	(8)	(6,333)
Net loss	$(122,923)	$(11,435)	$11,419	$(122,939)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2007

	Successor
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

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$218,466	$41,982	$(2,456)	$257,992
Cost of goods sold	182,787	28,529	(2,386)	208,930
Gross profit	35,679	13,453	(70)	49,062

Operating expenses:
Selling, general and administrative	21,192	1,990	-	23,182
Amortization	7,470	1,755	-	9,225
Impairment of goodwill and other
intangible assets	110,510	14,001	-	124,511
	139,172	17,746	-	156,918
Loss from operations	(103,493)	(4,293)	(70)	(107,856)

Interest expense (income)	18,680	(5)	-	18,675
Loss before equity in loss of
subsidiary and income taxes	(122,173)	(4,288)	(70)	(126,531)

Equity in loss of subsidiary	7,219	-	(7,219)	-
Loss before income taxes	(129,392)	(4,288)	7,149	(126,531)

Income tax expense (benefit)	(8,002)	2,931	(24)	(5,095)
Net loss	$(121,390)	$(7,219)	$7,173	$(121,436)

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Period June 16, 2007 through October 31, 2007

	Successor
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

October 31, 2008

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

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(121,390)	$(7,219)	$7,173	$(121,436)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,022	2,181	-	14,203
Net amortization of deferred debt expenses
and bond premium	(858)	4	-	(854)
Expensing of write-up of inventory	429	-	-	429
Deferred income taxes	(4,825)	(1,346)	-	(6,171)
Incentive unit expense	204	-	-	204
Impairment of goodwill and other
intangible assets	110,510	14,001	-	124,511
Equity in loss of subsidiary	7,219	-	(7,219)	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	9,643	(3,511)	-	6,132
Intercompany account receivable and payable	233	(233)	-	-
Inventories	(11,150)	2,267	70	(8,813)
Other current and non-current assets	(441)	(69)	-	(510)
Accounts payable	(6,074)	(2,761)	-	(8,835)
Accrued expenses	(2,271)	(82)	-	(2,353)
Income taxes	5,926	(2,438)	(24)	3,464
Net cash provided by
(used in) operating activities	(823)	794	-	(29)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,522)	(1,696)	-	(7,218)
Decrease in restricted cash	-	2,000	-	2,000
Intercompany note receivable	-	(1,175)	1,175	-
Cash paid for acquisition, net of cash acquired	(20,136)	-	-	(20,136)
Net cash used in investing activities	(25,658)	(871)	1,175	(25,354)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,922	-	-	27,922
Payments on long-term debt	-	(182)	-	(182)
Intercompany note payable	1,175	-	(1,175)	-
Payments (refunds) of financing fees	(225)	22	-	(203)
Net cash provided by
(used in) financing activities	28,872	(160)	(1,175)	27,537

Net increase (decrease) in cash	2,391	(237)	-	2,154

Cash at beginning of period	237	443	-	680
Cash at end of period	$2,628	$206	$-	$2,834

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Period June 16, 2007 through October 31, 2007

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(5,058)	$2,076	$(2,076)	$(5,058)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,805	1,640	-	9,445
Net amortization of deferred debt expenses
and bond premium	(419)	-	-	(419)
Expensing of write-up of inventory	5,491	354	-	5,845
Deferred income taxes	(3,813)	(370)	-	(4,183)
Incentive unit expense	565	-	-	565
Equity in earnings of subsidiary	(2,076)	-	2,076	-
Change in assets and liabilities:
Accounts receivable	5,291	1,104	-	6,395
Intercompany account receivable and payable	(52)	52	-	-
Inventories	8,558	(7,978)	-	580
Other current and non-current assets	862	21	-	883
Accounts payable	(11,743)	773	-	(10,970)
Accrued expenses	(3,480)	307	-	(3,173)
Income taxes	(3,461)	186	-	(3,275)
Net cash used in operating activities	(1,530)	(1,835)	-	(3,365)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,181)	(786)	-	(3,967)
Intercompany note receivable	-	2,408	(2,408)	-
Net cash provided by
(used in) investing activities	(3,181)	1,622	(2,408)	(3,967)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	6,571	-	-	6,571
Dividend	(3,800)	-	-	(3,800)
Proceeds from parent company	1,962	-	-	1,962
Intercompany note payable	(2,408)	-	2,408	-
Payments of financing fees	(159)	-	-	(159)
Net cash provided by financing activities	2,166	-	2,408	4,574

Net decrease in cash	(2,545)	(213)	-	(2,758)

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$1,303	$393	$-	$1,696

RATHGIBSON, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

The Company’s highlights for the three and nine months ended October 31, 2008 included the following:

▪

the acquisition of Mid-South on February 27, 2008;

▪

the amendment to the Revolving Credit Facility increasing the borrowing capacity by $10.0 million to $90.0 million;

▪

decrease in net sales of 4.0% to $83.0 million for the third quarter of fiscal 2009, as compared to $86.4 million in the same period in fiscal 2008; decrease in net sales of 5.6% to $258.0 million for the nine months ended October 31, 2008, as compared to $273.3 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through October 31, 2007 ($135.1 million);

▪

increase in gross profit of 17.3% to $13.7 million for the third quarter of fiscal 2009, as compared to $11.7 million in the same period in fiscal 2008;

▪

increase in gross profit margin for the third quarter of fiscal 2009 to 16.5% from 13.5% in the same period in fiscal 2008;

▪

recorded charges of $99.8 million, $4.7 million and $14.0 million during the third quarter of fiscal 2009 to reflect the impairments of goodwill related to the Wisconsin, Louisiana and Arkansas segments; recorded charges of $5.0 million, $1.0 million and less than $.1 million during the third quarter of fiscal 2009 to reflect the impairments of tradenames related to the Wisconsin, New Jersey and Louisiana segments; and

▪

Adjusted EBITDA(1) decrease of 34.3% to $6.2 million for the third quarter of fiscal 2009, as compared to $9.4 million in the same period in fiscal 2008;  Adjusted EBITDA(1) decrease of 24.5% to $31.3 million for the nine months ended October 31, 2008, as compared to $41.4 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through October 31, 2007 ($16.7 million).

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net loss plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the DLJ Acquisition and Mid-South Acquisition and impairment of goodwill and other intangible assets as shown below (in thousands):

	Three Months Ended
	October 31,
	2008	2007

Net loss	$(122,939)	$(1,790)
Income tax benefit	(6,333)	(2,356)
Interest expense	6,265	6,187
Depreciation and amortization	4,937	4,415
EBITDA	(118,070)	6,456
Expensing of write-up of inventory	(237)	2,981
Impairment of goodwill and
other intangible assets	124,511	-
Adjusted EBITDA	$6,204	$9,437

	Successor		Predecessor
	Nine	Period	Period
	Months	June 16,	February 1,
	Ended	2007 through	2007 through
	October 31,	October 31,	June 15,
	2008	2007	2007

Net loss	$(121,436)	$(5,058)	$(2,511)
Income tax expense (benefit)	(5,095)	(3,068)	930
Interest expense	18,675	9,540	9,991
Depreciation and amortization	14,203	9,445	4,551
EBITDA	(93,653)	10,859	12,961
Expensing of write-up of inventory	429	5,845	-
Equity compensation expense	-	-	3,989
Fees and charges-termination of
management agreement	-	-	4,844
Compensation expense	-	-	2,962
Impairment of goodwill and
other intangible assets	124,511	-	-
Adjusted EBITDA	$31,287	$16,704	$24,756

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Three Months Ended
	October 31,
			%
	2008	2007	Change

Net sales	100.0%	100.0%	(4.0)%
Cost of good sold	83.5	86.5	(7.4)
Gross profit	16.5	13.5	17.3

Operating expenses:
Selling, general and administrative	10.9	7.7	35.5
Amortization	3.8	3.5	6.6
Impairment of goodwill and
other intangible assets	150.1	-	-
	164.8	11.2	*
Income (loss) from operations	(148.3)	2.3	*

Interest expense	7.6	7.2	1.3
Loss before income taxes	(155.9)	(4.9)	*

Income tax benefit	(7.6)	(2.7)	168.8
Net loss	(148.3)%	(2.2)%	*

	Successor		Predecessor	Total(1)
	Nine	Period	Period	Nine
	Months	June 16,	February 1,	Months
	Ended	2007 through	2007 through	Ended
	October 31,	October 31,	June 15,	October 31,	%
	2008	2007	2007	2007	Change

Net sales	100.0%	100.0%	100.0%	100.0%	(5.6)%
Cost of good sold	81.0	86.4	77.0	81.6	(6.4)
Gross profit	19.0	13.6	23.0	18.4	(2.3)

Operating expenses:
Selling, general and administrative	9.0	7.2	15.2	11.2	(24.6)
Amortization	3.6	5.4	1.7	3.5	(4.6)
Impairment of goodwill and
other intangible assets	48.3	-	-	-	-
	60.9	12.6	16.9	14.7	*
Income (loss) from operations	(41.9)	1.0	6.1	3.7	*

Interest expense	7.2	7.1	7.2	7.1	(4.4)
Loss before income taxes	(49.1)	(6.1)	(1.1)	(3.4)	*

Income tax expense (benefit)	(2.0)	(2.3)	.7	(.8)	(138.3)
Net loss	(47.1)%	(3.8)%	(1.8)%	(2.6)%	*

*

Not meaningful

(1)

Used for comparative purposes

Selected Factors that Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas production and exploration.

The following table presents the Company’s sales volumes and raw material cost indices:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Feet shipped (millions)	34.4	34.3	101.0	108.9

Stainless steel price index*	179.1	202.1	191.4	225.6

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

During fiscal 2009, demand for the Company’s products has continued to experience a declining trend as major U.S. storms disrupted offshore oil production in late summer and general economic conditions took an unprecedented downturn following the collapse of world financial markets.  Commodity prices have declined sharply and uncertainty regarding the breath and depth of the economic downturn has resulted in significant curtailment and/or deferral of capital investment plans.

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

Results of Operations – Three Months Ended October 31, 2008 as Compared to the Three Months Ended October 31, 2007

Net Sales

Overall - For the third quarter of fiscal 2009, net sales decreased $3.4 million, or 4.0%, to $83.0 million, as compared to $86.4 million in the same period in fiscal 2008.  This decrease in overall sales was primarily due to (i) decreases in the sales volume of nickel, sub-sea umbilical and general commercial products ($16.3 million), offset by increases in the sales volume of heat exchanger and high purity/electropolished products ($8.0 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($1.5 million); and (ii) decreases in the average selling price of heat exchanger and high purity/electropolished products ($3.2 million), offset by increases in the average selling price of nickel and sub-sea umbilical products ($6.7 million).

Total feet shipped during the third quarter of fiscal 2009 amounted to 34.4 million feet, as compared to 34.3 million feet in the same period in fiscal 2008.  Total feet shipped was impacted by increases in the sales volume of heat exchanger and beverage coil products, offset by decreases in the sales volume of nickel, sub-sea umbilical and general commercial products.

Chemical/Petrochemical Processing and Power Generation Products - For the third quarter of fiscal 2009, net sales of chemical/petrochemical processing and power generation products amounted to $37.1 million, as compared to $37.2 million in the same period in fiscal 2008.  This slight decrease in sales was primarily due to (i) decreases in the sales volume of nickel and titanium products ($6.2 million), offset by an increase in the sales volume of heat exchanger products ($4.4 million); and (ii) a decrease in the average selling price of heat exchanger products ($1.5 million), offset by an increase in the average selling price of nickel products ($3.4 million).

Feet shipped of chemical/petrochemical processing and power generation products during each of the third quarters of fiscal 2009 and 2008 amounted to 10.9 million feet.  In the third quarter of fiscal 2009, the Company experienced an increase in the sales volume of heat exchanger products, offset by a decrease in the sales volume of nickel products, as compared to the same period in fiscal 2008.

Energy Products -  For the third quarter of fiscal 2009, net sales of energy products decreased $2.7 million, or 18.6%, to $12.6 million, as compared to $15.3 million in the same period in fiscal 2008.  The decrease in sales was primarily due to (i) a decrease in the sales volume of sub-sea umbilical products ($8.6 million), offset by an increase in the average selling price of sub-sea umbilical products ($3.3 million) as lower volumes of larger, higher valued products were reflected in the sales mix; and (ii) incremental sales from the acquisition of Mid-South on February 27, 2008 ($1.5 million).

Feet shipped of energy products during the third quarter of fiscal 2009 decreased by 16.3% to 7.5 million feet, as compared to 8.9 million feet in the same period in fiscal 2008.  This decrease was primarily due to a decrease in the sales volume of sub-sea umbilical products.

Food, Beverage and Pharmaceutical Products - For the third quarter of fiscal 2009, net sales of food, beverage and pharmaceutical products increased $2.7 million, or 27.6%, to $12.3 million, as compared to $9.6 million in the same period in fiscal 2008.  This increase in sales was primarily due to an increase in the demand for high purity/electropolished products, offset by a decrease in the average selling price of these products due to lower material cost market values.

Feet shipped of food, beverage and pharmaceuticals products during the third quarter of fiscal 2009 increased by 99.3% to 6.3 million feet, as compared to 3.2 million feet in the same period in fiscal 2008.  This increase in feet shipped was primarily due to an increase in the sales volume of beverage coil products, a relatively less expensive product line due to its smaller size and weight per foot.

General Commercial Products -  For the third quarter of fiscal 2009, net sales of general commercial products decreased $3.3 million, or 13.4%, to $21.0 million, as compared to $24.3 million in the same period in fiscal 2008.  This decrease in sales was primarily due to a decrease in the demand for general commercial products due, in part, to more aggressive competition following the softening of demand for industry capacity supporting the automotive and major appliance markets.

Feet shipped of general commercial products during the third quarter of fiscal 2009 decreased by 14.1% to 9.7 million feet, as compared to 11.3 million feet in the same period in fiscal 2008.  This decrease in feet shipped was primarily due to decreases in the sales volume of substantially all of the general commercial products.

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

Gross profit for the third quarter of fiscal 2009 was $13.7 million, an increase of $2.0 million, or 17.3%, as compared to $11.7 million in the same period in fiscal 2008.  The increase in gross profit was primarily due to incremental profit of $.8 million from the acquisition of Mid-South and a $3.2 million decrease in non-recurring, non-cash purchase accounting adjustments to a $.3 million benefit in the third quarter of fiscal 2009, as compared to a $2.9 million expense in the same period in fiscal 2008, offset by a reduction in net sales of the Company.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition and DLJ Acquisition, which were $.4 million and $6.0 million, respectively, greater than their historical cost.  The third quarter of fiscal 2009 was positively impacted by a $.3 million reduction in the total purchase accounting adjustment relating to the Mid-South Acquisition as the Company revised its estimated fair value of inventories.  $2.9 million of the total purchase accounting adjustment of $6.0 million relating to the DLJ Acquisition was expensed in cost of goods sold within the condensed consolidated statements of operations during the third quarter of fiscal 2008 as the associated inventories were sold.

Gross profit margin for the third quarter of fiscal 2009 increased to 16.5% from 13.5% in the same period in fiscal 2008.  The increase in gross profit margin was primarily due to a $3.2 million decrease in non-recurring, non-cash purchase accounting adjustments to a $.3 million benefit in the third quarter of fiscal 2009, as compared to a $2.9 million expense in the same period in fiscal 2008, offset by the acquisition of Mid-South.

Gross profit per foot shipped for the third quarter of fiscal 2009 amounted to $.40/foot ($.39/foot excluding a non-recurring, non-cash purchase accounting adjustment amounting to $.01/foot), as compared to $.34/foot ($.43/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.09/foot) in the same period in fiscal 2008.

Operating Expenses

Selling, general and administrative expense consists primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses increased $2.3 million, or 35.5%, to $9.0 million in the third quarter of fiscal 2009, as compared to $6.7 million in the same period in fiscal 2008.  This increase in selling, general and administrative expense was primarily due to (i) severance expense of $1.3 million related to the departure of the Company’s chairman and chief executive officer on August 6, 2008; and (ii) the acquisition of Mid-South ($.8 million).

Amortization expense amounted to $3.2 million in the third quarter of fiscal 2009, as compared to $3.0 million in the same period in fiscal 2008.

The Company recorded charges of $99.8 million, $4.7 million and $14.0 million during the third quarter of fiscal 2009 to reflect the impairments of goodwill related to the Wisconsin, Louisiana and Arkansas segments.  Additionally, the Company recorded charges of $5.0 million, $1.0 million and less than $.1 million during the third quarter of fiscal 2009 to reflect the impairments of tradenames related to the Wisconsin, New Jersey and Louisiana segments.

Interest Expense

Interest expense for the third quarter of fiscal 2009 increased $.1 million, or 1.3%, to $6.3 million, as compared to $6.2 million in the same period in fiscal 2008.  The increase in interest expense was primarily due to an increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 9.9% and 10.4% at October 31, 2008 and January 31, 2008, respectively.

Income Tax Expense

Income tax benefit amounted to $6.3 million in the third quarter of fiscal 2009, as compared to $2.3 million in the same period in fiscal 2008.  These tax provisions reflect effective tax rates of 4.9% and 56.8% for the third quarters of fiscal 2009 and 2008, respectively.  The effective tax rate for the third quarter of fiscal 2009 was impacted primarily by $112.5 million (of the total charges of $118.5 million) of charges for the impairments of goodwill for which the charges have no income tax effect due to the goodwill not being deductible for income tax purposes.  The effective tax rate for the third quarter of fiscal 2008 was impacted primarily by tax provision to tax return adjustments recorded in the third quarter of fiscal 2008 related to the filing of the Company’s income tax returns for the period February 8, 2006 through January 31, 2007.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; (iii) non-deductible incentive unit expense; and (iv) charges for impairments of goodwill.

Results of Operations – Nine Months Ended October 31, 2008 as Compared to the Periods February 1, 2007 through June 15, 2007 and June 16, 2007 through October 31, 2007

Net Sales

Overall - For the nine months ended October 31, 2008, net sales decreased $15.3 million, or 5.6%, to $258.0 million, as compared to $273.3 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through October 31, 2007 ($135.1 million).  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire, sub-sea umbilical and general commercial products ($31.2 million), offset by an increase in the sales volume of high purity/electropolished products ($9.0 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($9.7 million); and (ii) decreases in the average selling price of heat exchanger, nickel, high purity/electropolished and general commercial products ($11.5 million), offset by increases in the average selling price of pressure coil and sub-sea umbilical products ($9.2 million).

Total feet shipped during the nine months ended October 31, 2008 decreased by 7.3% to 101.0 million feet, as compared to 108.9 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through October 31, 2007 (51.9 million feet).  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel, pressure coil, encapsulated wire and sub-sea umbilical products, offset by an increase in the sales volume of beverage coil products and incremental footage from the acquisition of Mid-South.

Chemical/Petrochemical Processing and Power Generation Products - For the nine months ended October 31, 2008, net sales of chemical/petrochemical processing and power generation products decreased $19.9 million, or 16.7%, to $99.5 million, as compared to $119.4 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through October 31, 2007 ($60.9 million).  This decrease in sales was primarily due to decreases in the sales volume and average selling price of heat exchanger and nickel products which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008, increased concern about the slowing general manufacturing economy and lower material cost market values as compared to the same period in fiscal 2008.

Feet shipped of chemical/petrochemical processing and power generation products during the nine months ended October 31, 2008 decreased by 12.8% to 27.6 million feet, as compared to 31.7 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through October 31, 2007 (16.5 million feet).  This decrease was primarily due to decreases in the sales volume of heat exchanger and nickel products including lower sales volume for applications in ethanol and desalination plants.

Energy Products -  For the nine months ended October 31, 2008, net sales of energy products increased $3.8 million, or 8.3%, to $48.6 million, as compared to $44.8 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through October 31, 2007 ($22.3 million).  The increase in sales was primarily due to (i) incremental sales from the acquisition of Mid-South ($9.7 million); and (ii) increases in the average selling price of pressure coil and sub-sea umbilical products ($9.2 million), offset by decreases in the sales volume of pressure coil, encapsulated wire and sub-sea umbilical products ($15.9 million).

 Feet shipped of energy products during the nine months ended October 31, 2008 decreased by 16.6% to 24.7 million feet, as compared to 29.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through October 31, 2007 (13.6 million feet).  This decrease was primarily due a decrease in the sales volume of substantially all of the energy products, offset by incremental footage from the acquisition of Mid-South.

Food, Beverage and Pharmaceutical Products - For the nine months ended October 31, 2008, net sales of food, beverage and pharmaceutical products increased $4.3 million, or 13.7%, to $36.2 million, as compared to $31.9 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through October 31, 2007 ($15.3 million).  This increase in sales was primarily due to an increase in the demand for high purity/electropolished products particularly for sanitary condenser applications, offset by a decrease in the average selling price of these products due mostly to lower material cost market values.

Feet shipped of food, beverage and pharmaceuticals products during the nine months ended October 31, 2008 increased by 21.3% to 14.8 million feet, as compared to 12.2 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through October 31, 2007 (5.2 million feet).  This increase in feet shipped was primarily due to an increase in the sales volume of beverage coil products.

General Commercial Products -  For the nine months ended October 31, 2008, net sales of general commercial products decreased $3.5 million, or 4.5%, to $73.7 million, as compared to $77.2 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through October 31, 2007 ($36.6 million).  This decrease in sales was primarily due to decreases in the sales volume and average selling price of substantially all of the general commercial products.

Feet shipped of general commercial products during the nine months ended October 31, 2008 decreased by 4.3% to 33.9 million feet, as compared to 35.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through October 31, 2007 (16.6 million feet).  This decrease in feet shipped was primarily due to decreases in the sales volume of substantially all of the general commercial products.

Gross Profit

Gross profit for the nine months ended October 31, 2008 was $49.1 million, a decrease of $1.1 million, or 2.3%, as compared to $50.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through October 31, 2007 ($18.4 million).  The decrease in gross profit was primarily due to a reduction in net sales of the Company, offset by incremental profit of $2.9 million from the acquisition of Mid-South and a $5.4 million decrease in non-recurring, non-cash purchase accounting adjustments to $.4 million in the nine months ended October 31, 2008, as compared to $5.8 million in the period June 16, 2007 through October 31, 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition and DLJ Acquisition, which were $.4 million and $6.0 million, respectively, greater than their historical cost.  $.4 million and $5.8 million of the purchase accounting adjustment was expensed in cost of goods sold within the condensed consolidated statements of operations during the nine months ended October 31, 2008 and the period June 16, 2007 through October 31, 2007, respectively, as the associated inventories were sold.

Gross profit margin for the nine months ended October 31, 2008 increased to 19.0% from 18.4% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through October 31, 2007 (13.6%).  The increase in gross profit margin was primarily due a $5.4 million decrease in non-recurring, non-cash purchase accounting adjustments to $.4 million in the nine months ended October 31, 2008, as compared to $5.8 million in the period June 16, 2007 through October 31, 2007, offset by the acquisition of Mid-South.

Gross profit per foot shipped for the nine months ended October 31, 2008 amounted to $.49/foot, as compared to $.46/foot ($.51/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.05/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through October 31, 2007 ($.36/foot).

Operating Expenses

Selling, general and administrative expenses decreased $7.5 million, or 24.6%, to $23.2 million in the nine months ended October 31, 2008, as compared to $30.7 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through October 31, 2007 ($9.7 million).  This decrease in selling, general and administrative expense was primarily due to $11.8 million in non-recurring acquisition related expenses recorded in connection with the DLJ Acquisition and a decrease in annual advisory and management fees of $.4 million.  During the period May 1, 2007 through June 15, 2007, the Company recorded the following non-recurring acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  This decrease was offset by (i) an increase in salaries and wages amounting to $.3 million as a result of increases in annual employee compensation and the number of employees; (ii) severance expense of $1.3 million related to the departure of the Company’s chairman and chief executive officer on August 6, 2008; and (iii) the acquisition of Mid-South ($2.2 million).

Amortization expense decreased $.6 million, or 4.6%, to $9.3 million in the nine months ended October 31, 2008, as compared to $9.7 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through October 31, 2007 ($7.3 million).  The decrease in amortization expense results from a $4.0 million decrease in non-recurring, intangible asset-backlog amortization to $.6 million in the nine months ended October 31, 2008, as compared to $4.6 million in the period June 16, 2007 through October 31, 2007, offset by an increase in amortization expense due to the allocation of the purchase price for each of the DLJ Acquisition and Mid-South Acquisition to intangible assets and the corresponding higher amount of amortization expense for the period.

The Company recorded charges of $99.8 million, $4.7 million and $14.0 million during the nine months ended October 31, 2009 to reflect the impairments of goodwill related to the Wisconsin, Louisiana and Arkansas segments.  Additionally, the Company recorded charges of $5.0 million, $1.0 million and less than $.1 million during the nine months ended October 31, 2009 to reflect the impairments of tradenames related to the Wisconsin, New Jersey and Louisiana segments

Interest Expense

Interest expense for the nine months ended October 31, 2008 decreased $.8 million, or 4.4%, to $18.7 million, as compared to $19.5 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through October 31, 2007 ($9.5 million).  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense; and (ii) the reduction in the weighted average interest rates on the Company’s Revolving Credit Facility.  These decreases were offset by an increase of $.5 million in the amortization of the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition and increased principal amount of indebtedness for the period.

The Company’s credit agreements assessed interest at a weighted average rate of 9.9% and 10.4% at October 31, 2008 and January 31, 2008, respectively.

Income Tax Expense

Income tax benefit amounted to $5.1 million in the nine months ended October 31, 2008, as compared to $2.1 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through October 31, 2007 ($3.0 million of income tax benefit).  These tax provisions reflect effective tax rates of 4.0% for the nine months ended October 31, 2008, as compared to 22.0% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through October 31, 2007 (37.7%).  The effective tax rate for the nine months ended October 31, 2009 was impacted primarily by (i) $112.5 million (of the total charges of $118.5 million) of charges for the impairments of goodwill for which the charges have no income tax effect due to the goodwill not being deductible for income tax purposes; and (ii) $.2 million of tax provision to tax return adjustments recorded in the nine months ended October 31, 2008 related to the filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008.  The effective tax rate in total for the nine months of October 31, 2007 was impacted primarily by (i) tax provision to tax return adjustments recorded in the period June 16, 2007 through October 31, 2007 related to the filing of the Company’s income tax returns for the period February 8, 2006 through January 31, 2007; (ii) the non-deductibility of incentive unit expense amounting to $4.0 million and $.4 million recorded in the period February 1, 2007 through June 15, 2007 and June 16, 2007 through October 31, 2007, respectively; and (iii) the relationship between the amount of permanent income tax differences and the projected loss before income taxes for fiscal 2008.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; (iii) non-deductible incentive unit expense; and (iv) charges for impairments of goodwill.

Sales Order Backlog

The Company’s sales order backlog was $63.8 million at October 31, 2008 compared to $49.4 million at January 31, 2008.  The increase in the Company’s sales order backlog was primarily due to the acquisition of Mid-South and growth in sales order bookings related to each of the Company’s international and titanium business.  Management believes that approximately 70% of the sales order backlog will be fulfilled during the remainder of the current fiscal year.  There is no seasonality with respect to the Company’s sales order backlog.

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

Debt and Other Obligations

On February 7, 2006, the Company entered into a $90.0 million Revolving Credit Facility, as amended, that matures on February 7, 2011.  Concurrently with the closing of the DLJ Acquisition, the Company entered into a second amendment to the Revolving Credit Facility for which the borrowing capacity was increased by $20.0 million to a total of $80.0 million, subject to borrowing base availability.  On April 8, 2008, the Company entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $90.0 million, subject to borrowing base availability and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (5.25% at October 31, 2008) or (ii) LIBOR plus 2.25% (5.83% at October 31, 2008).  At October 31, 2008, the Company had $63.7 million outstanding and $26.3 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stocks, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2008.

On February 7, 2006, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The Company was in compliance with all such covenants at October 31, 2008.

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

On June 15, 2007, the Company, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or the Company, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During each of the third quarters of fiscal 2009 and 2008, $.3 million of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.  During the nine months ended October 31, 2008 and the period June 16, 2007 through October 31, 2007, $.8 million and $.4 million, respectively of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

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

Working Capital

At October 31, 2008, the Company had working capital of $99.2 million, an increase of $16.8 million from $82.4 million at January 31, 2008.

Cash Flows

Cash increased $2.1 million in the nine months ended October 31, 2008, ending the period at $2.8 million.  Cash decreased $3.9 million in total for the periods February 1, 2007 through June 15, 2007 ($1.2 million) and June 16, 2007 through October 31, 2007 ($2.7 million), ending the period at $1.7 million.  The increase in the generation of cash in the nine months ended October 31, 2008, as compared to the total for the periods February 1, 2007 through June 15, 2007 and June 15, 2007 through October 31, 2007, is primarily due to the following:

Operating Activities - The Company used cash for operating activities of $.1 million in the nine months ended October 31, 2008, as compared to $14.5 million in total for the periods February 1, 2007 through June 15, 2007 ($11.2 million) and June 16, 2007 through October 31, 2007 ($3.3 million).  The decrease in the use of cash flows from operating activities was primarily due to a reduction in working capital needs.

Investing Activities - The Company used cash for investing activities of $25.3 million in the nine months ended October 31, 2008, as compared to $6.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through October 31, 2007 ($3.9 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $7.2 million in the nine months ended October 31, 2008, as compared to $6.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through October 31, 2007 ($3.9 million).  In the nine months ended October 31, 2008, the Company used cash of $20.1 million, net of cash acquired, to acquire Mid-South.

The Company expects capital expenditures for the remainder of fiscal 2009 to be approximately $1.4 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $27.5 million in the nine months ended October 31, 2008, as compared to $16.8 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through October 31, 2007 ($4.5 million).   Net principal proceeds from the Revolving Credit Facility of $27.9 million in the nine months ended October 31, 2008 were used primarily to fund the acquisition of Mid-South and working capital requirements.  Net principal proceeds from the Revolving Credit Facility of $18.9 million in total for the periods February 1, 2007 through June 15, 2007 ($12.3 million) and June 16, 2007 through October 31, 2007 ($6.6 million) were used primarily to fund working capital requirements.  In the period June 16, 2007 through October 31, 2007, the Company paid a dividend of $3.8 million, which was used to finance the contingent payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.

Off-balance Sheet Arrangements

At October 31, 2008, the Company did not have any off-balance sheet arrangements.

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

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS 144, which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment at least annually at January 31, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  The first step of the test for impairment compares the book value of each of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company previously evaluated its goodwill at January 31, 2008, and determined that there was no impairment of goodwill.  Based on a combination of factors, including the current economic environment and the Company’s operating results, the Company has determined that indicators of impairment exist at October 31, 2008.  The Company performed an assessment of the fair value of each reporting unit’s goodwill at October 31, 2008.  Accordingly, the Company recorded $99.8 million, $4.7 million and $14.0 million of charges during the three and nine months ended October 31, 2008 to reflect the impairments of goodwill in the Wisconsin, Louisiana and Arkansas segments, respectively.

The Company evaluates tradenames for impairment at least annually at January 31, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company previously evaluated its tradenames at January 31, 2008 and determined that there were no impairment of tradenames.  Based on a combination of factors, including the current economic environment and the Company’s operating results, the Company has determined that indicators of impairment exist at October 31, 2008.  Accordingly, the Company recorded $5.0 million, $1.0 million and less than $.1 million of charges during the three and nine months ended October 31, 2008 to reflect the impairments of tradenames in the Wisconsin, New Jersey and Louisiana segments, respectively.

Subsequent to the DLJ Acquisition, customer lists are amortized principally by an accelerated method over their estimated useful lives of 15 years.  Prior to the DLJ Acquisition, customer lists were amortized principally by the straight-line method over their estimated useful lives of 15 years.  The Company may evaluate customer lists for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company first compares the carrying value of the customer list to its estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the customer list, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the customer list to its estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the customer list’s carrying value exceeds its estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  Based on a combination of factors, including the current economic environment and the Company’s operating results, the Company has determined that indicators of impairment exist at October 31, 2008.  The Company has determined that there was no impairment of customer lists at October 31, 2008.

The charges recognized in the three and nine months ended October 31, 2008 for the impairment of goodwill and tradenames have been made on a preliminary basis and the Company is awaiting finalization of valuations  These valuations are expected to be completed during fiscal 2009.  The ultimate value assigned to these assets may vary significantly from the preliminary estimates.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2009 by approximately $.6 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the third quarter of fiscal 2009, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Separation Agreement and General Release by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Harley B. Kaplan.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications.
31.2*	Rule 13a-14(a)/15d-14(a) Certifications.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2008

/s/ Barry C. Nuss

Barry C. Nuss
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)