Form 10-K
period 2009-01-31
RathGibson Inc; Greenville Tube CO
filed 2009-05-18
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the fiscal year ended January 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

At May 18, 2009, 100 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 7, 2006, all of the outstanding equity interests in RathGibson, Inc. (“RathGibson” and together with its subsidiaries, the “Company”) were acquired by RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RGCH Holdings LLC (“RGCH LLC”) (referred to as the “CH Acquisition”).  Subsequently, on June 15, 2007, all of the equity interests in RGCH Corp. were sold to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds, and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  Each of the CH Acquisition and the DLJ Acquisition was accounted for using the purchase method of accounting, and accordingly, the Company’s financial condition and results of operations for the periods after each of the CH Acquisition and the DLJ Acquisition will not necessarily be comparable to prior periods.  In this Annual Report on Form 10-K: (i) the Company’s consolidated financial statements at and for the fiscal year ended January 31, 2009 are presented to show the financial results of the Company for the period after the DLJ Acquisition (Successor); (ii) the Company’s consolidated financial statements at and for the fiscal year ended January 31, 2008 are presented to show separately the financial results of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); and (iii) the Company’s consolidated financial statements at and for the fiscal year ended January 31, 2007 are presented to show separately the financial results of the Company for the period after the CH Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I).  Additional information regarding the DLJ Acquisition and the CH Acquisition and the presentation of the Company’s consolidated financial statements and related notes is contained in Item 8 of this Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “would,” or the negative thereof or other variations thereon or comparable terminology.

The Company has based these forward-looking statements on current expectations, assumptions, estimates and projections.  While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control.  These and other important factors may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results, performance or achievements to differ from the Company’s expectations include:

▪

the Company’s substantial indebtedness and the significant operating and financial restrictions imposed on the Company by these debt agreements;

▪

liquidity and capital resources;

▪

ability to execute the Company’s business strategies;

▪

general economic and business conditions, including the continuing effects of the current global economic downturn;

▪

competitive pressures and trends in the industry;

▪

fluctuations in the price and/or supply of steel and other raw materials;

▪

changes in the financial stability of major customers or in demand for the Company’s products and services;

▪

loss of key suppliers or interruption of production at these suppliers;

▪

ability to continue to comply with government regulations;

▪

legal proceedings and regulatory matters, including the adoption of or changes in legislation or regulations adversely affecting the Company’s businesses;

▪

technological changes;

▪

ability to identify acquisition opportunities and effectively and cost efficiently integrate acquisitions that the Company consummates; and

▪

those other risks and uncertainties discussed under “Risk Factors” herein.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

Item 1. Business.

Company Overview

RathGibson, Inc. (“RathGibson”) and its subsidiaries (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.

Transactions

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp.’s equity to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”), and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211.8 million, including a contingent payment of $3.4 million made by RG Tube.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4.0 million.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115.0 million of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the Company’s consolidated financial statements.  However, due to RGCH Corp. being a guarantor to RathGibson’s senior secured revolving credit facility (“Revolving Credit Facility”) and the existence of cross-default provisions within this debt agreement, a default under the PIK Notes agreement could be cause for the acceleration of outstanding indebtedness under the Company’s debt agreements.  In addition, RathGibson entered into a second amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $20.0 million to $80.0 million, subject to borrowing base availability.  The contingent payment of $3.4 million made by RG Tube was financed by a dividend of $3.8 million from RathGibson in the period June 16, 2007 through January 31, 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4.8 million of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm which managed Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund affiliated with RGCH LLC, which was settled at closing; (ii) $3.0 million of compensation expense relating to employee bonuses, of which $2.0 million and $1.0 million was settled at closing and in the period June 16, 2007 through January 31, 2008, respectively; and (iii) $4.0 million of non-cash incentive unit expense.  The foregoing transactions were recorded as selling, general and administrative expenses within the consolidated statements of operations for the period February 1, 2007 through June 15, 2007.

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Corp., a wholly-owned subsidiary of RGCH LLC, an affiliate of CHP IV, and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “CH Acquisition”).  The aggregate purchase price was $66.9 million, including an earnout payment of $2.0 million made by the Company in the period February 1, 2007 through June 15, 2007.  The earnout payment was equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the stock purchase agreement) for fiscal 2007 over $45.0 million, up to a maximum earnout payment of $30.0 million.  The CH Acquisition was financed through a combination of debt and equity.  RathGibson issued new 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200.0 million in connection with the CH Acquisition.  In addition, RathGibson entered into a new five-year, $50.0 million Revolving Credit Facility, which was partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the CH Acquisition was paid in full in conjunction with the CH Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the CH Acquisition were surrendered in accordance with the stock option plan and the phantom rights plan pursuant to which they were issued and together with other compensatory payments were settled for $6.6 million at closing and recorded as selling, general and administrative expenses within the consolidated statements of operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “CH Transactions.”

Acquisitions

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for an aggregate purchase price of approximately $26.1 million (net of cash acquired of $1.0 million).  The foregoing transaction is referred to as the “Mid-South Acquisition.”  Certain stockholders of Mid-South received equity interests in RG Tube of $6.0 million in lieu of cash purchase consideration.  Additionally, RG Tube and RathGibson agreed to reduce its cash payment to the stockholders of Mid-South by $6.0 million, which was recorded by RathGibson as an equity contribution from RG Tube.  Mid-South is a distributor of stainless steel and nickel alloy tubing and accessories to the United States and international oil and gas industry, a significant portion of which is purchased from the Company’s New Jersey segment.  This transaction was financed with the funds available from RathGibson’s Revolving Credit Facility.  The results of Mid-South’s operations have been included in the consolidated financial statements since the date of such acquisition.

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville Tube Company (“Greenville”) for an aggregate purchase price of approximately $34.6 million (net of cash acquired of $2.7 million).  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades, while delivering orders with short lead times as compared to the industry.  This transaction was financed with funds available from RathGibson’s Revolving Credit Facility, which was increased to $60.0 million in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.

Description and Financial Information of Reportable Segments and Geographic Areas

The Company is primarily a manufacturer of highly engineered premium stainless steel and alloy tubular products.  The Company has determined it has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas, due to the historical economic characteristics of each business.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) plants and coiled tubing products are manufactured primarily in the New Jersey plant.  The Company’s Louisiana segment is primarily a distribution facility where a significant portion of its products are purchased from the New Jersey segment.  The contribution of each reportable segment to net sales, income (loss) from operations and net loss, the identifiable assets attributable to each reportable segment and geographic information about net sales are set forth in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Products

The Company manufactures premium full-finished, welded stainless steel straight and coiled tubing products ranging from 1/16 of an inch to 4 inches in outside diameter.  Approximately 70% of the Company’s products are designed to meet customer specifications and are cut to specific lengths (up to 80,000 feet for coiled tube and 80 feet for straight tube) based on customer demands.  The Company sells its products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathGibson and Greenville Tube®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

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

The table below lists the alloys the Company primarily uses to manufacture its products.

	Duplex				Super
Stainless	Stainless	Nickel		Super	Ferritics/
Steel	Steel	Alloys	Titanium	Austenitic	Ferritics

304/ 304L/ 304H	Duplex 2205	20	Grade 2	825	AL 29-4C®
316/316L/316H	Nitronic® 19D	200/201	Grade 12	G-31 Plus	E-Brite®
317/317L	Super Duplex 2507	C-276		904L	439HP®
309S/309H	Lean Duplex 2003	Monel® 400		27-7 MO®	444
310S/310H	Lean Duplex 2101	600		800/ 800H/ 800HT®	446
321/321H	Lean Duplex 2304	C22®		AL-6XN	18SR
347/347H	Zeron®100	625		25-6
		686CPT®		254
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

The following table presents certain information about the Company’s sales to each of these end-markets:

End Markets
Chemical/
Petrochemical
	Processing		Food,
	and Power		Beverage &	General
	Generation	Energy	Pharmaceutical	Commercial
(dollars and feet shipped in millions)
Net Sales(1)	$123.1	$66.4	$44.7	$90.3

Feet Shipped(1)	33.8	33.3	20.7	42.5

Product Type	Straight Length	Coiled	Straight Length/	Straight Length
Coiled

Key Product Categories	• Heat Exchanger	• Encapsulated Wire	• High Purity/	• Commercial
	• Nickel Alloy	• Pressure Coils	Electropolished	Quality
	• Titanium	• Subsea Umbilical	• Beverage Coils

Representative
Customers/End Users	• Celanese	• Chevron	• Amgen	• Tubes
	• Dow Chemical	• ExxonMobil	• Bayer	Incorporated
	• DuPont	• Murphy Oil	• Coca-Cola	• Chicago Tube &
	• ExxonMobil	• Shell Oil	• Kraft	Iron
	• Monsanto	• BP	• Merck	• Earle M.
	• Shell Oil	• Husky Oil	• Pepsi	Jorgensen
		• Hess	• McDonald’s	• Marmon
Keystone
• TW Metals

(1)

Data is for fiscal 2009.

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

▪

Heat Exchanger Tubing.  The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge for use in various types of heat exchangers where strength, corrosion and temperature resistance are integral.  In fiscal 2009, sales of heat exchanger products amounted to $50.1 million.

▪

Nickel Alloy Tubing.  The Company manufactures nickel alloy tubing, including super austenitic and duplex alloys.  Nickel alloy tubing is used for high temperature environments in applications requiring extra strength and corrosion oxidation resistance.  The Company manufactures its nickel alloy tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and from 22 to 8 gauge wall thicknesses and, upon special request, produce nickel alloy pipe in sizes ranging from ½ of an inch to 3½ inches in inside diameter and in wall thickness ranging from .060 to .250 inches.  In fiscal 2009, sales of nickel alloy products amounted to $65.9 million.

▪

Titanium Tubing.  Titanium tubing is used in various heat exchanger and condenser applications.  It exhibits a very high strength to density ratio, and has proven to be a cost effective solution for many end-use installations where weight and longevity are critical.  While titanium is more costly than standard commercial grade stainless steel and is often only available in limited supply, its unique chemical tolerance characteristics make it preferable for use in many applications.  The Company manufactures titanium tubing in sizes ranging from ½ of an inch to 1 inch in outside diameter and from 22 to 14 gauge wall thickness.  Primary end-users of titanium tubing include the power generation and heat exchanger industries, but these products are also utilized in swimming pool components and desalination applications due to superior resistance to corrosion.  In fiscal 2009, sales of titanium products amounted to $7.1 million.

Energy

The Company’s energy products include pressure coils, encapsulated wires and subsea umbilical tubing.  Demand for these products is primarily driven by oil and gas production.  One typical indicator of domestic demand is the average number of drilling rigs operating in the United States.  According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count rose to 1,878 in 2008 compared to 1,768 rigs in 2007, 1,648 in 2006, 1,380 in 2005 and 1,190 in 2004.  The Company believes this trend of increasing drilling activity will continue to positively impact demand for the Company’s energy products.

▪

Pressure Coils.  The Company manufactures pressure coil tubing for use in a broad array of oil and gas production applications as well as other industrial applications requiring premium pressure resistant tubing.  The Company has been a key supplier to the energy industry for over three decades and the Company believes that its ability to produce pressure coils of up to 80,000 feet in length while minimizing the number of girth welds has made us an important supplier to energy customers around the world.  The Company’s coil tubing comes in sizes ranging from 1/16 of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 25 to 12 gauge.  In fiscal 2009, sales of pressure coil products amounted to $50.6 million.

▪

Encapsulated Wire Tubing.  The Company manufactures encapsulated wire tubing for use in subterranean and subsea energy applications.  Encapsulated wire tubing is similar to the Company’s pressure coils, but the tubing is continuously manufactured around a wire or fiber optic cable and is typically manufactured using a thinner wall thickness than pressure coils.  These products are used in the energy industry to deliver various testing and technical functionality to subterranean and subsea oil wells.  The Company manufactures this type of tubing in sizes ranging from 1/16 to ⅜ of an inch in outside diameter and typically a 25 gauge wall thickness.  In fiscal 2009, sales of encapsulated wire products amounted to $2.7 million.

▪

Subsea Umbilical Tubing. Subsea umbilical tubing also is used in subsea energy applications.  Subsea umbilical tubing is subject to much more stringent quality and testing requirements than other coiled tubing products.  Subsea umbilical tubing is made of various lean duplex alloys which are typically zinc clad, which adds significant corrosion resistance to the product.  Subsea umbilical tubing is made in sizes ranging from ⅜ of an inch to 1½ inches in outside diameter and wall thicknesses ranging from 20 to 12 gauge.  In fiscal 2009, sales of subsea umbilical products amounted to $9.3 million.

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

▪

High Purity/Electropolished Tubing.  This type of tubing is typically polished on both the outside and inside of the tube, eliminating irregularities on the surface where bacteria might otherwise accumulate.  High purity tubing is also designed to withstand the high temperatures and caustic chemicals typical of cleansing operations in large processing plants.  The Company markets electropolished tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and in 16 and 14 gauge wall thicknesses.  The electro-polishing process produces tubing with a mirror-like finish that is suitable for the high standards required for use in biotechnology, semi-conductor, pharmaceutical and research applications where smooth surfaces allow thorough cleaning and reduce bacterial content.  In fiscal 2009, sales of high purity/electropolished products amounted to $40.0 million.

▪

Beverage Coils.  The Company manufactures beverage coil tubing for use in a broad array of beverage processing and dispensing equipment in sizes ranging ¼ to ½ of an inch in outside diameter and wall thicknesses ranging from 25 to 22 gauge.  The Company’s beverage coil products typically are manufactured in 500 foot lengths using a chromium-nickel austenitic stainless steel alloy for use in beverage dispensing equipment commonly found in retail food service establishments.  The tubes are coiled repeatedly and inserted in the bottom of an ice receptacle to maintain low temperatures for the dispensed beverages.  In fiscal 2009, sales of beverage coil products amounted to $4.7 million.

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

▪

Commercial Quality Tubing. The Company manufactures high-performance straight austenitic stainless steel tubing in sizes ranging from ½ of an inch to 4 inches in outside diameter and wall thicknesses ranging from 25 to 8 gauge.  The Company’s commercial quality tubing is primarily used by various end-users either for its pressure retention, mechanical properties or corrosion resistance.  Corrosion resistant applications can most often be found in chemical plants, pulp and paper plants and power generation applications.  Those customers using commercial tubing for its pressure retention qualities use it for the transmission of corrosives such as acids, solvents, caustic chemicals and various other solutions, often at high temperatures and pressures.  Customers that use commercial tubing for its mechanical properties use it for structural purposes where strength is important and low internal pressure exists, such as conveyor belt rollers, corrosive fluid drain systems, car wash equipment and filling machines.  In fiscal 2009, sales of commercial quality products amounted to $90.3 million.

Competitive Strengths

Leading Market Position and Brand Recognition.  The Company believes that it is the market leader for the majority of the products it manufactures.  Having been in business for over 50 years, the Company believes that its RathGibson and GTC® names have come to be recognized as industry standards for innovation, quality and service.  The Company attributes its market leadership primarily to the breadth, quality and reliability of product offerings, as well as to the Company’s ability to provide customized products for customers on a short time frame.  As such, the Company believes that it is well positioned to capitalize on domestic and international opportunities and continue to grow its business.

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

Diverse Customer Base and End-Markets.  The Company has long-standing relationships with a diverse group of the largest national and regional distributors, which serve large end-users of stainless steel and specialty alloy tubular products, such as Bayer, Celanese, Coca-Cola, DuPont, ExxonMobil, Monsanto and Shell Oil.  In addition, the Company sells its products to OEMs and engineering firms in a variety of geographic locations and industries.  During fiscal 2009, the Company shipped products to over approximately 1,000 customers and its largest customer, Tubes Incorporated (“Tubes”), a domestic heat exchanger tubing distributor, accounted for approximately 12% of net sales.  The Company’s five largest customers have been customers for an average of 25 years.

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

Experienced Management Team.  The Company has an experienced management team with over 100 years of manufacturing industry experience.  Led by Michael G. Schwartz, President, Chief Executive Officer and Chief Operating Officer, and Jon M. Smith, Chief Financial Officer, and a staff of experienced sales, operations and engineering professionals, the Company’s management team has implemented a series of initiatives since 2003 to grow its business and increase profitability.  The Company’s management team has focused its efforts on increasing operational efficiencies through the application of lean manufacturing principles, enhancing product lines and expanding business globally.

Business Strategy

Capitalize on Growing High Margin End-Markets.  The Company intends to continue to invest in highly engineered welded tubular products specifically targeting growing high margin end-markets, such as energy and power generation.  The Company believes that it will continue to increase shipments in these markets through increased capacity and leading technology.  The Company expects demand for its subsea umbilical and other energy-related products to continue to increase due to positive long-term trends in the energy sector, including greater worldwide demand for oil and higher commodity prices.  As a result of continued investment in high growth subsea umbilical products, the Company believes it’s a world leader in state-of-the-art zinc-cladding technology and is well-positioned to capitalize on the growing energy end-market.

Focus on New High Margin Products.  The Company intends to grow in part through a targeted effort to develop new products with attractive margins and focusing its sales efforts of new high margin products on existing end-market users of the Company’s products.  The Company believes that it can strengthen its relationships with these end-market users by working with them to develop innovative products to satisfy their emerging demands.  For example, in fiscal 2004, the Company began offering welded titanium tubing to customers demanding tubing that is resistant to oxidizing chloride solutions (including seawater).  The Company sold 1.9 million feet of titanium tubing in fiscal 2009 for net sales of $7.1 million, as compared to over 500,000 feet of titanium tubing in fiscal 2004.

Expand International Presence.  The international welded tube market is substantially larger than the domestic market and provides a significant potential growth opportunity.  The Company ships its products across the globe.  Many of the Company’s existing customers have operations in Asia, where there is a limited availability of high quality stainless steel and specialty alloy welded tubular products.  The Company is taking advantage of these attractive fundamentals by increasing local sales and marketing organizations.  The Company’s brand names are recognizable in international markets, especially China, which the Company believes strongly positions it for increased international growth.  For fiscal 2009, the Company’s net sales to international customers grew by 5.3% to $72.2 million, as compared to $68.5 million for fiscal 2008.

Continue to Improve Productivity and Reduce Operating Costs. The Company continually seeks to improve productivity and reduce its operating costs.  The Company believes that it has pioneered laser welded tubing for pressure tubing applications, which enables the Company to produce a superior product on average four times the speed of tungsten inert gas mills.  The Company currently has eleven laser welded tubing mills among its facilities.  The management team has focused on production improvements and cost reductions at each of the Company’s manufacturing facilities, resulting in increased gross profit per foot through improved purchasing practices, scrap reduction and labor cost reductions.

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

Sales and Marketing

The Company primarily sells its products to tubing distributors that resell the products to end-users, bundle the Company’s products with complementary products or further form and/or reconfigure the products to resell complete tubing solutions.  The Company also sells its products to a number of OEMs and engineering firms in the United States and internationally.  The Company’s chemical/petrochemical processing and power generation products are sold directly to end-users as well as through distributors.  The Company’s pressure coil products are sold directly to end-users via Mid-South as well as through other specialty distributors, encapsulated wire products are sold to OEMs and subsea umbilical products are sold directly to umbilical bundlers.  The Company’s high purity/electropolished products are primarily sold through distributors and beverage coils are sold directly to beverage dispensing equipment manufacturers.  The Company’s commercial quality products are primarily sold through distributors.

The Company markets its products through a sales team that includes direct sales representatives, application engineers, administrative personnel and customer support personnel, as well as outside sales representatives.  Outside of North America, the Company utilizes a combination of sales strategies, including domestically-based sales professionals and regional sales managers responsible for developing key relationships with distributors and end-users throughout Asia, Europe, the Middle East and South America.  The Company’s sales team works closely with distributors and end-users to assess customers’ product needs, recommend appropriate solutions and ensure that customer product specifications are satisfied.  The Company focuses on building long-term professional relationships with the largest and fastest growing distributors and end-users in certain targeted industries.

The Company’s principal marketing strategies include advertisements in relevant trade publications, product pamphlets and technical literature, company brochures, industry trade show exhibits and presentations and maintenance of corporate web sites.

Customers

Net sales to individual customers representing 10% or more of the Company’s net sales and accounts receivable from individual customers representing 10% or more of the Company’s accounts receivable are set forth in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Sales Order Backlog

The Company’s sales order backlog was approximately $46.5 million at January 31, 2009, compared to $49.4 million at January 31, 2008.  The Company’s sales order backlog was approximately $70.5 million at January 31, 2007.  The decrease in the Company’s sales order backlog at January 31, 2009, as compared to January 31, 2008, was primarily due to the decline in general economic conditions as a result of the collapse of world financial markets in the third quarter of fiscal 2009, offset by the growth in sales order bookings related to the New Jersey segment’s titanium business and the acquisition of Mid-South.  Management believes that substantially all of the sales order backlog will be fulfilled during fiscal 2010.  There is no seasonality with respect to the Company’s sales order backlog.

Manufacturing

Straight tubing products are manufactured primarily in the Company’s Janesville, Wisconsin and Clarksville, Arkansas facilities and coiled tubing products are manufactured in the Company’s North Branch, New Jersey facility.  The Company operates 47 tube mills and 7 benches at its three production facilities.  The manufacturing process is highly automated.

Of the 16 tube mills within the Janesville, Wisconsin facility, 11 tube mills are designated for small straight length tube production between ½ of an inch and 2 inches in outside diameter, and 5 tube mills are designated for larger straight length tube sizes up to 4 inches in outside diameter.  Of the 28 tube mills within the North Branch, New Jersey facility, 2 tube mills are designed for subsea umbilical products, 8 tube mills are designated for the pressure coil products, 5 tube mills are dedicated to the encapsulated wire products, 11 tube mills are dedicated to the manufacturing of beverage and commercial tubing and 2 tube mills are dedicated to titanium products.  At the Clarksville, Arkansas facility, the Company has 7 benches and 3 tube mills designated for its seamless and welded and drawn products.

The Company believes that it pioneered laser welded tubing for pressure tubing applications and produces a product that the Company believes is superior in the marketplace.  The eleven technologically advanced laser welding tube mills are capable of processing product on average up to four times faster than tungsten inert gas tube mills.

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

Suppliers

The principal raw material inputs for the Company’s products include stainless steel, specialty alloys, titanium and industrial gases, such as hydrogen and argon.  In fiscal 2009, the Company purchased approximately 63% of the value of its raw materials, principally stainless steel and specialty alloys, from Allegheny Ludlum Corporation (“Allegheny”).  The Company has multiple suppliers available for all key raw materials.  The Company’s large volume of stainless steel purchases enables it to negotiate favorable purchasing terms from suppliers of stainless steel.

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

The Company’s major competitors include Plymouth Tube Company, Webco Industries, Inc., Marcegaglia Group, Associated Tube Industries, Salem Tube, Inc. (“Salem Tube”) and Sandvik AB relative to the Company’s chemical/petrochemical processing and power generation and general commercial products; United Industries, Inc. relative to food, beverage and pharmaceutical products; and Valtimet Inc., Fine Tubes Ltd., Tenaris S.A. and Sandvik AB with respect to the Company’s energy products.  In some cases, the Company competes with segments of larger manufacturers that operate within one or more of the Company’s industry sub-segments, such as the Marcegaglia Group.  The Company believes that these larger manufacturers derive a small portion of their annual net sales from sales of products with which the Company’s products compete, and that the Company’s sales volume is significantly greater than the volume of comparable products sold by these manufacturers.  Although some of the Company’s competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products to domestic and international markets, and competing in an effective manner.

Intellectual Property

The Company believes that its tradename, RathGibson, and its trademarks, especially the marks Micro-Weld® and GTC®, are of economic importance to the Company’s business.  The Company does not have any patents or registered copyrights.

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

Employees

At January 31, 2009, the Company employed approximately 570 people.  None of the Company’s employees are represented by a union.  The Company believes that its relations with employees are generally good.

Item 1A. Risk Factors.

You should carefully consider all information that has been included in this Annual Report on Form 10-K.  In addition to the other information set forth herein, you should carefully consider the following factors which could materially affect the Company’s business, financial condition or future results.  The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Risks Related to the Company’s Indebtedness

The Company’s substantial indebtedness could adversely affect its financial health.

The Company has a significant amount of indebtedness.  The Company’s substantial indebtedness could have important consequences to you.  For example, it could:

▪

make it more difficult for the Company to satisfy its obligations;

▪

increase the Company’s vulnerability to general adverse economic and industry conditions, including the current recession and related turmoil in the world financial markets;

▪

require the Company to dedicate a substantial portion of its cash flows from operations to payments on  indebtedness, thereby reducing the availability of the Company’s cash flows to fund working capital, capital expenditures, make acquisitions and other general corporate purposes;

▪

limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

▪

place the Company at a competitive disadvantage compared to its competitors that have less indebtedness; and

▪

limit the Company’s ability to borrow additional funds.

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

To service the Company’s indebtedness and other obligations, the Company will require a significant amount of cash.  The Company’s ability to generate cash depends on many factors beyond its control.  The current recession and the Company’s substantial indebtedness is adversely affecting its liquidity.

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

In addition, if for any reason the Company is unable to meet its debt service obligations, the Company would be in default under the terms of the agreements governing its indebtedness.  Due to cross-default provisions in the Company’s debt agreements, a default under one of its debt agreements could be cause for the acceleration of outstanding indebtedness under the Company’s other debt agreements.  If such a default were to occur, the holders of Senior Notes or the Company’s lenders could elect to declare all amounts outstanding immediately due and payable, and the Company would not have the right to continue to draw funds under the Revolving Credit facility.  If the amounts outstanding under the Company’s debt agreements are accelerated, the Company cannot assure you that its assets will be sufficient to repay in full the Company’s indebtedness.

The recent emergence of a number of negative economic factors, including the collapse of world financial markets, heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a deep and prolonged recession or depression has had and could continue to have a negative impact on the Company’s liquidity in fiscal 2010 and beyond.

If the Company does not have sufficient cash flow from its operations or availability under its Revolving Credit Facility is insufficient, the Company may need to seek additional capital or financing in the future in order to meet the Company’s operating and capital needs.  Nevertheless, the Company cannot assure you that it will be able to secure adequate capital or financing on commercially reasonable terms, if at all, at the time when the Company needs such funding.  In the event that that the Company is unable to raise additional funds, the Company’s liquidity will be adversely impacted and its business could suffer.  If the Company is able to secure additional funds, these funds could be costly to secure and maintain, which could significantly impact the Company’s profitability and liquidity.  Further, if lenders under the Company’s Revolving Credit Facility become unwilling or unable to fund their respective commitments, the Company may have reduced availability under this facility.

In addition, companies which are experiencing liquidity constraints frequently face other challenges as well, including distraction of management, loss of key personnel, increased difficulty in timely collection of accounts receivable, disruption of implementation of business strategies, longer and more difficult sales cycles and increased pricing pressures and increased competition as competitors seek to take advantage of the companies’ difficulties.  Further, key suppliers may terminate their supply arrangements or impose volume or credit limits, cash on delivery requirements or other restrictions and timely supplies may not be available from other sources on acceptable terms or at all.  Companies may also have to reduce or delay capital expenditures or change business strategies.  The Company may experience similar consequences, which could have a material adverse effect on its business, liquidity, financial condition and results of operations.

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

The restrictions in the Company’s outstanding indebtedness may prevent it from taking actions that it believes would be in the best interest of its business, and may make it difficult for the Company to successfully execute its business strategy or effectively compete with companies that are not similarly restricted.  The Company also may incur future debt obligations that might subject it to additional restrictive covenants that could affect its financial and operational flexibility.  The Company cannot assure you that it will be granted waivers or amendments to these agreements if for any reason the Company is unable to comply with these agreements, or that the Company will be able to refinance its debt on terms acceptable to the Company, if at all.  The breach of any of these covenants and restrictions could result in a default under the Company’s outstanding indebtedness.  Due to cross-default provisions in the Company’s debt agreements, a default under one of its debt agreements could be cause for the acceleration of outstanding indebtedness under other of the Company’s debt agreements.  If such a default were to occur, the holders of Senior Notes or the Company’s lenders could elect to declare all amounts outstanding immediately due and payable, and the Company would not have the right to continue to draw funds under the Revolving Credit facility.  If the amounts outstanding under the Company’s debt agreements are accelerated, the Company cannot assure you that its assets will be sufficient to repay in full its indebtedness.

RGCH Corp. has substantial indebtedness with significant cash payments due on its PIK Notes beginning in the Company’s fiscal 2013, and the inability of RGCH Corp. to make such payments or maintain compliance with its debt agreement would have a material adverse affect on the Company’s financial condition, liquidity and results of operations.

RGCH Corp. is the direct parent of the Company.  RGCH Corp. has substantial debt service obligations related to its PIK Notes beginning in the Company’s fiscal 2013.

The ability of RGCH Corp. to service its PIK Notes depends on the likelihood of obtaining additional capital or financing, restructuring the terms of its current indebtedness or obtaining dividends or other payments from the Company, subject to any limitations imposed on the Company by its existing debt agreements.  In addition, if for any reason RGCH Corp. is unable to meet its debt service obligations or comply with the covenants in the PIK Notes agreement, RGCH Corp. would be in default under the terms of the PIK Notes agreement.  RGCH Corp. is a guarantor of the Company’s Revolving Credit Facility.  Due to the existence of cross-default provisions within the debt agreement governing the Revolving Credit Facility and further cross-default provisions with other debt agreements of the Company, a default under the PIK Notes agreement could be cause for the acceleration of outstanding indebtedness under the Company’s debt agreements.  Additionally, the Revolving Credit Facility also defines various events of default, including the insolvency of RGCH Corp., which due to cross-default provisions in the Company’s debt agreements could be cause for the acceleration of outstanding indebtedness under the Company’s other debt agreements.  If such a default were to occur, the holders of Senior Notes or the Company’s lenders could elect to declare all amounts outstanding immediately due and payable, and the Company would not have the right to continue to draw funds under the Revolving Credit facility.  If the amounts outstanding under the Company’s debt agreements are accelerated, the Company cannot assure you that its assets will be sufficient to repay in full the Company’s indebtedness.

At January 31, 2009, the Company was not in compliance with the solvency requirement (as defined in the Revolving Credit Facility) under the Revolving Credit Facility with respect to RGCH Corp. and the covenant requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end as required under the Revolving Credit Facility.  On May 4, 2009, RathGibson entered into a waiver and sixth amendment to its Revolving Credit Facility.  Pursuant to the waiver and sixth amendment, the solvency requirements pertaining to RGCH Corp. contained in the Revolving Credit Facility have been waived, and specified defaults in connection therewith, for all periods prior to May 4, 2009 and the Revolving Credit Facility has been amended to exclude RGCH Corp. from all solvency requirements under the Revolving Credit Facility from and after May 4, 2009.  On May 15, 2009, RathGibson entered into a waiver and seventh amendment to its Revolving Credit Facility.   Pursuant to the waiver and seventh amendment, the requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates within 30 days of month end have been waived, and specified defaults in connection therewith.  Additionally, the Revolving Credit Facility has been amended, among other things, to extend the requirement to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 to May 18, 2009.

The Company’s corporate credit ratings may impact credit terms offered to it by suppliers and the interest rates offered to it if the Company requires any additional capital or financing.

Although the Company believes existing cash, cash generated from operating activities and availability under its Revolving Credit Facility collectively provide adequate resources to meet liquidity needs for at least the next twelve months, the Company may be required to seek additional capital or financing to meet is liquidity needs and/or to compete effectively in its market.  The Company’s corporate credit ratings and any downgrades to such ratings may increase interest rates offered to the Company for additional financing and impact the credit terms that the Company is offered from its suppliers. The Company has experienced downgrades in the past and may experience further downgrades in the future.  In February 2009, Moody’s Investors Service (“Moody’s”) downgraded the Company’s credit ratings from B3 to Caa2 with a revision to the Company’s outlook from stable to negative.  The negative ratings outlook reflected Moody’s concern about the Company’s liquidity position and the sustainability of its capital structure due to the adverse impacts of deteriorating macroeconomic conditions.  In May 2009, Standard & Poor’s downgraded the Company’s credit ratings from B to CCC+ with a revision to the Company’s outlook from negative to watch negative.

Risks Relating to the Company’s Business

The current recession is negatively impacting the Company’s business with significant net losses in the third and fourth quarters of fiscal 2009 and sales declines in the fourth quarter of fiscal 2009.  If the Company’s initiatives to improve liquidity and financial position are unsuccessful, there could exist substantial doubt that the Company would be able to continue as a going concern.

The Company’s consolidated financial statements for fiscal 2009 have been prepared on a going concern basis.

The Company had a net loss of $216.2 million in fiscal 2009, including net losses in the third and fourth quarters of $123.0 million and $94.7 million, respectively.  The net losses in the third and fourth quarters of fiscal 2009 included charges for the impairments of goodwill and tradenames of $124.5 million and $103.9 million, respectively.  Net sales declined sharply in the fourth quarter of fiscal 2009 to $66.5 million, as compared to $83.0 million in the third quarter fiscal 2009 and $86.4 million in the fourth quarter of fiscal 2008.  As a result of these reported net losses, the Company has an accumulated deficit and a stockholder’s deficiency of $221.1 million and $6.7 million, respectively, at January 31, 2009.  The recent emergence of a number of negative economic factors, including the collapse of world financial markets, heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a deep and prolonged recession or depression have negatively impacted the Company’s business.  The timing and nature of any recovery in world financial markets, as well as the global economic environment, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected.  Additionally, further impairments of goodwill, tradenames or other assets may occur in the future.

The Company has taken initiatives in the fourth quarter of fiscal 2009 to reduce the number of workdays, reduce headcount, evaluate capital expenditures and implement other cost reduction measures.  In fiscal 2010, the Company’s management may be required to act upon its identified contingency plan to significantly reduce operating expenses. These reductions, if necessary, would include such items as temporary plant shutdowns, further headcount reductions, further reductions to capital expenditures and other significant cost reduction measures.  While there can be no assurances that these actions will be sufficient, such contingency plans are within the Company’s control.  Further, the Company has the intent and ability to execute as necessary and believes such benefits are achievable.  However, there can be no assurance that these initiatives will not have a lasting negative impact on the Company’s long term business prospects.

If the Company’s initiatives to improve liquidity and financial position are unsuccessful, such failure could create material uncertainties which could require the Company to reclassify its indebtedness as short-term and which may result in substantial doubt existing that the Company would be able to continue as a going concern.

The stainless steel tubing industry has historically been highly cyclical.  General economic and business conditions may produce significant fluctuations in demand for the Company’s products.

The Company manufactures stainless steel and specialty alloy tubing products that are used by a variety of specialty industrial and commercial end-users.  The stainless steel tubing industry has historically been highly cyclical with periodic downturns such as the recession currently being experienced by the Company.  Demand for the Company’s products is driven by demand for products manufactured or sold by these specialty end-users.  The demand for the Company’s end-users’ products fluctuates based on economic conditions or other matters beyond its control, including macroeconomic policies, geopolitical developments and the strength of the U.S. dollar.  It is difficult to predict new general economic conditions that could impact demand for the Company’s products or the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors.  Accordingly, general economic and business conditions, including the current recession and related turmoil in the world financial markets, has had and could continue to have a material adverse impact on the demand for the Company’s products, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Proceeds from the sale of stainless steel and specialty alloy tubular products to the chemical/petrochemical processing and power generation and energy end markets constitute a significant portion of the Company’s net sales.  As a result, the Company depends upon these related industries and their ability and willingness to make capital expenditures to explore for, develop and produce energy products.  If these expenditures decline, the Company’s business will suffer.  The willingness to explore, develop and produce energy products depends largely upon the availability of attractive drilling prospects and the prevailing view of future energy product prices.  Many factors beyond the Company’s control affect the supply of and demand for energy.  Volatility in the energy markets could cause demand for the Company’s products to decrease, which would adversely affect the Company’s business, financial condition and results of operations.

Raw material costs can affect the Company’s profitability.

The largest component of the Company’s cost of goods sold is raw materials.  Raw materials, principally 304L grade and 316L grade stainless steel strip, comprised approximately 75% of the Company’s cost of goods sold in fiscal 2009.  The cost of these raw materials is, in turn, primarily dependent on the cost of steel, nickel and molybdenum.  Historically, the Company has been able to pass along to its customers the increased costs for its products due to increased raw materials costs.  However, there can be no assurance that the Company’s customers will continue to agree to bear such cost increases without a reduction in their volume of business.  As a result, increases in the price of raw materials could adversely affect the Company’s gross profit margins.  In addition, if increased raw material costs result in a substantial increase in the cost of products, the Company’s customers may substitute lower cost stainless steel and specialty alloy tubing products.

Inventory reserves or write-offs could result in a decrease in the Company’s profitability.

The Company has a substantial amount of inventories at January 31, 2009.  The Company has appropriately valued its inventories at the lower of cost or market.  However, future sales of inventories are dependent on general economic and business conditions, among other things.  Weak economic conditions could cause a lowering of the Company’s inventory values in order to sell its product.  In fiscal 2009, the Company increased its inventory reserves by approximately $6.4 million primarily related to excess or slow moving inventories and adjustments of inventories to the lower of cost or market.  Further deterioration in general economic and business conditions could require the Company to lower inventory values further, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Historically, the Company has purchased a significant portion of its steel, specialty alloys, titanium, hydrogen and argon from a small number of suppliers.  In fiscal 2009, the Company purchased approximately 63% of its stainless steel and specialty alloys for operations from one supplier, Allegheny, and approximately 17% of its steel and specialty alloys for operations from the Company’s remaining top four suppliers.  The Company does not have any long-term agreements to purchase raw materials from these suppliers and, accordingly, purchases are subject to product availability at the time of each purchase.  The loss of the Company’s largest supplier or interruption of production at this supplier from work stoppages, equipment failures or other adverse events would adversely affect the Company’s ability to obtain basic raw materials, and the loss of any other suppliers or interruption of production at one or more of these suppliers from work stoppages, equipment failures or other adverse events could adversely affect the Company’s ability to obtain basic raw materials.  In either case, the Company’s cost of purchasing steel, specialty alloys, titanium, hydrogen and argon from alternate sources could be higher and could temporarily affect the Company’s ability to produce sufficient quantities of its products.

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

The Company’s facilities and operations consume large amounts of electricity and natural gas.  The prices for and availability of these resources are unpredictable and fluctuate based on events beyond the Company’s control, including general economic and business conditions, geopolitical developments, supply and demand, actions by The Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil and gas producing countries and environmental concerns.  Disruptions in the supply of energy resources could temporarily impair the Company’s ability to manufacture products for its customers.  Historically, the Company has been able to pass along certain increases in energy costs to its customers.  However, there can be no assurance that customers will continue to agree to bear such cost increases.  In addition, the Company has not been able to pass along all of its increased energy costs to customers.  Accordingly, an increase in the price of electricity and natural gas could adversely affect the Company’s profit margins.

Loss of significant customers and customer work stoppages can adversely affect the Company’s business.

The Company’s largest customer, Tubes, accounted for approximately 12% of fiscal 2009 net sales.  The top five customers and top 10 customers accounted for approximately 25% and 35%, respectively, of fiscal 2009 net sales.  In addition, many customers are distributors who re-sell the Company’s products to end-market users.  A reduction in purchases from these customers as a result of an inventory buildup or other factors could materially impact the Company’s net sales.  Furthermore, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, could have a material adverse effect on the Company’s business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, the Company extends trade credit to certain of its customers to facilitate the purchase of products, and rely on their creditworthiness.  The Company’s largest customer, Tubes, accounted for approximately 15% of accounts receivable at January 31, 2009.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of this customer or any of the Company’s other significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

A material percentage of the Company’s sales are to foreign customers, which presents additional risks.

Sales of products to foreign customers accounted for approximately 22% of the Company’s net sales in fiscal 2009 and are expected to continue to increase in future years.  The Company’s sales efforts outside of the United States may be affected by changes in trade protection laws, regulatory requirements affecting trade, social, political or economic conditions in a specific country or region, the strength of the U.S. dollar and difficulties in staffing and managing foreign operations.  These factors may reduce the Company’s gross profit margins with respect to foreign sales and may reduce volume of foreign sales.  A decrease in foreign sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Labor shortages, increased labor costs and the unionization of labor could negatively impact the Company’s business.

A shortage of skilled labor or experienced sales personnel could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect the Company’s gross profit margins.  In the event that the Company experiences a shortage of experienced labor or qualified sales personnel or are unable to train the necessary amount of skilled laborers, there could be an adverse impact on the Company’s labor productivity and costs and its ability to expand production and therefore have a material adverse effect on the Company’s business, financial condition and results of operations.

At January 31, 2009, the Company employed approximately 570 people.  None of the Company’s employees are represented by a union.  The Company has experienced limited, unsuccessful unionization efforts in the past at certain of its facilities, the most recent of which is still ongoing and subject to a final decision from the National Labor Relations Board.  The Company cannot assure you that the current unionization efforts will not ultimately be successful, or that the Company will not encounter future unionization efforts or other types of conflicts with labor unions or its employees.  Furthermore, the time spent by management in addressing unionization efforts could distract management from their initiatives to improve liquidity or interfere with their implementation of the Company’s business strategies.  Also, passage of the Employee Free Choice Act or other similar laws in Congress could lead to higher labor costs by further encouraging unionization efforts among the Company’s employees and disruption of operations.  If any part of the Company’s work force commences unionization efforts or becomes unionized, its business, financial condition and results of operations could be materially adversely affected.

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

The Company has registered the names Rath Micro Weld®, Micro-Weld® and GTC® with the United States Patent and Trademark Office.  However, the trademarks could be imitated in ways that the Company cannot prevent.  In addition, the Company relies on trade secrets, proprietary know-how and concepts.  Methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to the Company’s trade secrets, know-how and concepts.

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

The Company depends on the services of key executive officers, the loss of whom could materially harm its business.

The Company’s executive officers are important to the Company’s success because they have been instrumental in setting strategic direction, operating the business, identifying, recruiting and training key personnel and identifying expansion opportunities.  Losing the services of any of these individuals could adversely affect the Company’s business, until a suitable replacement could be found.  The Company does not maintain key-man life insurance on any of its executive officers.

The Company’s controlling stockholder may take actions that conflict with the interests of its lenders.

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

The Sarbanes-Oxley Act requires that the Company maintain and periodically certify that it has effective disclosure controls and procedures and internal control over financial reporting.  The Company is not an accelerated filer as defined under relevant Securities and Exchange Commission (“SEC”) regulations, and therefore, management will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to deliver an attestation report from the auditors on the effectiveness of internal control over financial reporting starting with the fiscal 2010 Annual Report on Form 10-K.  In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and comply with Section 404(b) of the Sarbanes-Oxley Act, significant resources and management oversight may be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table sets forth information concerning the Company’s facilities:

		Approximate
		Square		Annual	Owned/	Lease
Location(1)	Purpose	Footage	Acres	Rent	Leased	Expiration

Lincolnshire,	Corporate Office	7,100	N/A	$196,100	Leased	July 31, 2015
Illinois

Janesville,	Manufacturing/	277,000	6	932,400	Leased	December 31,
Wisconsin(2)	Distribution/ Office					2026

North	Manufacturing/	255,000	20	1,122,000	Leased	October 31,
Branch,	Distribution/Office					2009
New Jersey

Marrero,	Distribution/Office	44,000	1.4	282,400	Leased	Various
Louisiana(3)

Clarksville,	Manufacturing/	111,800	36.9	110,200	Leased	June 30, 2011
Arkansas	Distribution

(1)

Each location is a part of the reportable segment for which its name indicates with the exception of the Company’s corporate headquarters located in Lincolnshire, Illinois.  This location is included in the Wisconsin segment.

(2)

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/distribution and office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4.9 million for this facility and agreed to lease this facility from AGNL, as described below.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

Concurrently with the Sale-Leaseback Transaction, the Company’s leased warehouse facility, also located in Janesville, Wisconsin, was acquired by AGNL.  The existing lease on the warehouse facility was terminated and the Company and AGNL entered into a lease relating to both of the Company’s Janesville, Wisconsin facilities.  This lease has an initial 20-year term with quarterly rent payments adjusted annually to reflect increases in a consumer price index agreed upon by the parties to be used for such purpose.  This lease contains two, 10-year renewal options.  This lease also requires the Company to pay property taxes, insurance and maintenance costs in addition to the rent payments described above.

(3)

In connection with the Mid-South Acquisition, RathGibson assumed Mid-South’s existing facility leases with a company owned 50% by Richard E. Lore, Sr., an executive officer of the Company.  The leases expire on February 29, 2016 and April 30, 2018.

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

On January 26, 2009, Salem Tube commenced a legal proceeding against the Company by filing a Praecipe for Writ of Summons in the Court of Common Pleas of Mercer County, Pennsylvania docketed at Salem Tube, Inc. v. Greenville Tube Company and RathGibson, Inc., No. GD-2009-315.  The Writ of Summons is not a complaint and does not provide a statement of the underlying allegations or the amount of damages that may be claimed.  Salem Tube has advised the Company that it has become aware of releases of hazardous substances in the soils, surface water and groundwater at certain real property owned by Salem Tube and that it initiated the action because Greenville may be a prior owner of this real estate and, potentially, a responsible party.  Based on the Company’s review of the chain of ownership of the subject real estate and asset sales conducted by the predecessors to Greenville, the Company believes the allegations by Salem Tube are without merit and Greenville has no responsibility with respect to this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company’s common stock.  All of the 100 outstanding shares of common stock are held by RGCH Corp.  Except for a dividend of $3.8 million used to fund a contingent payment in connection with the DLJ Acquisition, the Company has not declared a dividend on its common stock in the prior two fiscal years.  The Company is generally restricted from paying dividends by certain of the Revolving Credit Facility covenants and the indenture pursuant to which the Senior Notes were issued.  However, the Company may pay dividends in the future if it is permitted to do so under these debt covenants.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the “Explanatory Note” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

Due to the DLJ Acquisition and CH Acquisition, as mentioned in the “Transactions” section included under Item 1 of this Annual Report on Form 10-K, and the related effects of the various financing transactions and different capital structure, the Company’s consolidated financial data for periods prior to each acquisition will not necessarily be comparable to periods subsequent to such date.  In the Company’s selected consolidated financial data:  (i) the Company’s consolidated financial data at and for the fiscal year ended January 31, 2009 is presented to show the financial results of the Company for the period after the DLJ Acquisition (Successor); (ii) the Company’s consolidated financial data at and for the fiscal year ended January 31, 2008 is presented to show separately the financial results of the Company for the period after the DLJ Acquisition (Successor) and for the period after the CH Acquisition until the DLJ Acquisition (Predecessor II); (iii) the Company’s consolidated financial data at and for the fiscal year ended January 31, 2007 is presented to show separately the financial results of the Company for the period after the CH Acquisition (Predecessor II) and for the period prior to the CH Acquisition (Predecessor I); and (iv) the Company’s consolidated financial data at and for the fiscal years ended January 31, 2006 and 2005 is presented to show the financial results of the Company for the periods prior to the CH Acquisition (Predecessor I).  Additionally, the Company acquired Mid-South on February 27, 2008 and Greenville on August 15, 2006, the results of which have been included in the Company’s consolidated financial statements since the date of such acquisition.

Selected Consolidated Financial Data

(Dollars and feet shipped in thousands)

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,	Fiscal Years Ended
	Year Ended	2007 through	2007 through	2006 through	2006 through	January 31,
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006	2006	2005

Statement of Operations Data:
Net sales	$324,526	$221,432	$138,239	$289,842	$4,020	$209,409	$164,915
Cost of goods sold	276,338	190,020	106,422	231,463	3,067	161,186	123,949
Gross profit	48,188	31,412	31,817	58,379	953	48,223	40,966

Operating expenses:
Selling, general
and administrative	30,257	15,192	21,044	19,859	7,346	14,882	14,571
Amortization	12,120	9,684	2,363	13,406	11	577	552
Impairment of goodwill and
other intangible assets	228,402	-	-	-	-	-	-
	270,779	24,876	23,407	33,265	7,357	15,459	15,123
Income (loss) from operations	(222,591)	6,536	8,410	25,114	(6,404)	32,764	25,843

Interest expense	24,592	15,549	9,991	25,580	336	16,838	13,882
Income (loss) before income
taxes	(247,183)	(9,013)	(1,581)	(466)	(6,740)	15,926	11,961

Income tax expense (benefit)	(30,987)	(4,084)	930	(333)	(2,663)	7,629	4,164
Net income (loss)	$(216,196)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297	$7,797

Balance Sheet Data:
Cash	$1,425	$680	$4,453	$5,631	$3,228	$2,842	$1,415
Property, plant and equipment, net	52,320	50,843	44,398	44,150	27,116	26,717	27,026
Goodwill	31,023	231,769	134,690	134,823	64,217	64,217	58,920
Other intangible assets, net	132,536	148,516	100,961	103,324	13,952	13,952	12,529
Total assets	329,591	561,923	431,452	412,276	216,888	179,491	164,421
Total long-term debt	259,180	248,045	240,619	228,295	206,980	169,419	171,443
Stockholders’ equity (deficiency)	(6,673)	203,246	69,722	68,154	(33,419)	(29,342)	(42,533)

Statement of Cash Flows Data:
Cash provided by (used in)
operating activities	$15,874	$9,910	$(11,182)	$14,396	$(3,036)	$8,947	$(8,668)
Cash used in investing activities	(27,401)	(6,915)	(2,269)	(35,914)	(498)	(6,486)	(7,169)
Cash provided by (used in)
financing activities(1)	12,272	(6,769)	12,274	23,921	3,920	(1,034)	16,064

Financial and Other Data:
Adjusted EBITDA(2)	$25,177	$26,061	$24,756	$47,920	$857	$38,630	$31,466
Capital expenditures	9,265	6,920	2,269	6,273	498	4,680	7,169
Depreciation and amortization	18,802	13,477	4,551	18,658	110	5,866	5,624
Ratio of earnings
to fixed charges(3)	(8.66)	.44	.85	.98	(17.32)	1.92	1.82

Industry Specific
Performance Data:
Feet shipped	130,348	83,165	57,032	142,299	2,290	124,959	113,738
Gross profit/feet shipped	$.37	$.38	$.56	$.41	$.42	$.39	$.36
Adjusted EBITDA(2)/feet shipped	.19	.31	.43	.34	.37	.31	.28

(1)

The Company declared and paid a $3.8 million dividend in the period June 16, 2007 through January 31, 2008.  The dividend was used to fund a contingent payment in connection with the DLJ Acquisition.

(2)

As used herein, “Adjusted EBITDA” represents net income (loss) plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the Mid-South Acquisition, DLJ Acquisition, Greenville Acquisition and CH Acquisition and impairment of goodwill and other intangible assets as shown below (in thousands):

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,	Fiscal Years Ended
	Year Ended	2007 through	2007 through	2006 through	2006 through	January 31,
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006	2006	2005

Net income (loss)	$(216,196)	$(4,929)	$(2,511)	$(133)	$(4,077)	$8,297	$7,796
Income tax expense (benefit)	(30,987)	(4,084)	930	(333)	(2,663)	7,629	4,164
Interest expense	24,592	15,549	9,991	25,580	336	16,838	13,882
Depreciation and amortization	18,802	13,477	4,551	18,658	110	5,866	5,624
EBITDA	(203,789)	20,013	12,961	43,772	(6,294)	38,630	31,466
Extinguishment of deferred
debt expenses	-	-	-	-	535	-	-
Expensing of write-up
of inventories	564	6,048	-	4,148	-	-	-
Incentive unit expense	-	-	3,989	-	-	-	-
Fees and charges-termination
of management agreement	-	-	4,844	-	-	-	-
Compensation expense	-	-	2,962	-	6,616	-	-
Impairment of goodwill and
other intangible assets	228,402	-	-	-	-	-	-
Adjusted EBITDA	$25,177	$26,061	$24,756	$47,920	$857	$38,630	$31,466

The Company has included information concerning Adjusted EBITDA in this Annual Report on Form 10-K because the Company believes that such information is used by certain investors, securities analysts and others as one measure of performance and historical ability to service debt.  In addition, the Company uses Adjusted EBITDA when interpreting operating trends and results of operations of the business.  Executive compensation is based, in part, on the Company’s Adjusted EBITDA performance measured against targets.  Adjusted EBITDA is also used by the Company and others in the industry to evaluate proposed capital expenditures and to evaluate and to price potential acquisition candidates.  Adjusted EBITDA is a non-Generally Accepted Accounting Principle (“GAAP”) financial measure and should not be considered as an alternative to, or more meaningful than, net income (loss), income (loss) from operations, cash flows from operations or other traditional indications of a company’s operating performance or liquidity.

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

(3)

In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges.  Fixed charges consist of interest expense including the amortization of deferred financing costs, amortization of debt premium and discounts and one-third of rent expense that the Company believes to be representative of the interest factored in those rentals.  Fixed charges exceed earnings by $247,183, $9,013, $1,581, $466 and $6,740 in fiscal 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007 and the period February 1, 2006 through February 7, 2006, respectively.

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

The Company’s highlights for fiscal 2009 include the following:

▪

the acquisition of Mid-South on February 27, 2008;

▪

the amendment to the Revolving Credit Facility increasing the borrowing capacity by $10.0 million to $90.0 million;

▪

decrease in net sales of 9.8% to $324.5 million for fiscal 2009, as compared to $359.6 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through January 31, 2008 ($221.4 million);

▪

decrease in gross profit of 23.8% to $48.2 million for fiscal 2009, as compared to $63.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through January 31, 2008 ($31.4 million);

▪

decrease in gross profit margin for fiscal 2009 to 14.8% from 17.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through January 31, 2008 (14.2%);

▪

recorded charges of $142.5 million, $26.9 million, $14.5 million and $31.3 million during fiscal 2009 to reflect the impairments of goodwill related to the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively; recorded charges of $8.5 million, $4.3 million, $.2 million and $.2 million during fiscal 2009 to reflect the impairments of tradenames related to the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively; and

▪

Adjusted EBITDA decrease of 50.5% to $25.2 million in fiscal 2009, as compared to $50.8 million in total for the periods February 1, 2007 through June 15, 2007 ($24.7 million) and June 16, 2007 through January 31, 2008 ($26.1 million).

The following table sets forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Successor		Total*	Successor	Predecessor II		Total*	Predecessor II	Predecessor I
				Period	Period			Period	Period
				June 16,	February 1,			February 8,	February 1,
		Annual		2007 through	2007 through	Annual		2006 through	2006 through
	Fiscal	%	Fiscal	January 31,	June 15,	%	Fiscal	January 31,	February 7,
	2009	Change	2008	2008	2007	Change	2007	2007	2006

Net sales	100.0%	(9.8)%	100.0%	100.0%	100.0%	22.4%	100.0%	100.0%	100.0%
Cost of goods sold	85.2	(6.8)	82.4	85.8	77.0	26.4	79.8	79.9	76.3
Gross profit	14.8	(23.8)	17.6	14.2	23.0	6.6	20.2	20.1	23.7

Operating expenses:
Selling, general and
administrative	9.3	(16.5)	10.1	6.9	15.2	33.2	9.3	6.9	182.7
Amortization	3.7	.6	3.3	4.4	1.7	(10.2)	4.6	4.6	.3
Impairment of
goodwill and
other
intangible
assets	70.4	-	-	-	-	-	-	-	-
	83.4	460.8	13.4	11.3	16.9	18.9	13.9	11.5	183.0
Income (loss)
from
operations	(68.6)	**	4.2	2.9	6.1	(20.1)	6.3	8.6	(159.3)

Interest expense	7.6	(3.7)	7.1	7.0	7.2	(1.5)	8.8	8.8	8.4

Income (loss)
before
income taxes	(76.2)	**	(2.9)	(4.1)	(1.1)	47.0	(2.5)	(.2)	(167.7)

Income tax expense
(benefit)	(9.5)	882.5	(.9)	(1.8)	.7	5.3	(1.0)	(.1)	(66.2)
Net income (loss)	(66.7)%	**	(2.0)%	(2.3)%	(1.8)%	76.7	(1.5)%	(.1)%	(101.5)%

*

Used for comparative purposes.

**

Not meaningful.

Selected Factors That Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas production and exploration.

The following table presents the Company’s sales volumes and raw material cost indices for the fiscal years ended January 31:

	2009	2008	2007

Feet shipped (millions)	130.3	140.2	144.6

Stainless steel price index*	177.1	216.0	167.9

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

Overall demand for stainless steel, specialty alloy and titanium tubing products was robust during fiscal 2007 and the first half of fiscal 2008 which was driven by continued growth in general economic conditions and strong demand for high performance materials for chemical/petrochemical processing, power generation, energy and other applications.

During the second half of fiscal 2008, sharply declining prices encouraged customers to delay purchases which the Company believes caused volume of shipments to decline.  Furthermore, demand for tubing used in the installation of ethanol plants has declined significantly and contributed to increased competitive pressures for heat exchanger and general commercial products.

In products containing nickel and titanium, the Company has experienced continued softness, particularly in the first half of fiscal 2007 and from the second half of fiscal 2008 to the end of fiscal 2009, which the Company believes is attributable to customers depleting existing inventories and assessing whether the rapid change in price levels will continue.

During fiscal 2009, demand for the Company’s products has continued to experience a declining trend as major U.S. storms disrupted offshore oil production in late summer and general economic conditions took an unprecedented downturn following the collapse of world financial markets during the second half of fiscal 2009.  Commodity prices have declined sharply and uncertainty regarding the breath and depth of the economic downturn has resulted in significant curtailment and/or deferral of capital investment plans.

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

Fiscal 2009 as Compared to the Periods from February 1, 2007 through June 15, 2007 and June 16, 2007 through January 31, 2008

Net Sales

Overall - Net sales decreased $35.1 million, or 9.8%, to $324.5 million in fiscal 2009, as compared to $359.6 million in total for the periods February 1, 2007 through June 15, 2007 ($138.2 million) and June 16, 2007 through January 31, 2008 ($221.4 million).  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel, pressure coil, subsea umbilical and general commercial products ($53.2 million), offset by an increase in the sales volume of high purity/electropolished products ($7.1 million) and incremental sales from the acquisition of Mid-South on February 27, 2008 ($17.6 million); and (ii) decreases in the average selling price of heat exchanger, high purity/electropolished and general commercial products ($17.4 million), offset by increases in the average selling price of pressure coil and subsea umbilical products ($12.1 million).

Total feet shipped decreased by 7.0% to 130.3 million feet in fiscal 2009, as compared to 140.2 million feet in total for the periods February 1, 2007 through June 15, 2007 (57.0 million feet) and June 16, 2007 through January 31, 2008 (83.2 million feet).  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel, encapsulated wire, subsea umbilical and general commercial products, offset by an increase in the sales volume of beverage coil products and incremental footage from the acquisition of Mid-South.

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products decreased $36.2 million, or 22.7%, to $123.1 million in fiscal 2009, as compared to $159.3 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through January 31, 2008 ($100.8 million).  This decrease in sales was primarily due to (i) decreases in the sales volume of heat exchanger and nickel products in the Wisconsin segment ($35.1 million), offset by increases in the sales volume of heat exchanger and nickel products in the Arkansas segment ($6.8 million); and (ii) a decrease in the average selling price of heat exchanger products in the Wisconsin segment ($6.3 million).  The Company believes the decreases in the sales volume and average selling price of heat exchanger products was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008, increased concern about the slowing general manufacturing economy, collapse of world financial markets in the second half of fiscal 2009 and lower material cost market values as compared to fiscal 2008.

Feet shipped of chemical/petrochemical processing and power generation products decreased by 18.2% to 33.8 million feet in fiscal 2009, as compared to 41.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through January 31, 2008 (26.2 million feet).  This decrease was primarily due to decreases in the sales volume of heat exchanger and nickel products in the Wisconsin segment including lower sales volume for applications in ethanol and desalination plants.

Energy Products - Net sales of energy products increased $9.7 million, or 17.2%, to $66.4 million in fiscal 2009, as compared to $56.7 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through January 31, 2008 ($34.2 million).  This increase in sales was primarily due to (i) incremental sales from the acquisition of Mid-South ($17.6 million); and (ii) increases in the average selling price of pressure coil and subsea umbilical products in the New Jersey segment ($12.1 million), offset by decreases in the sales volume of pressure coil and subsea umbilical products in the New Jersey segment ($19.9 million) which the Company believes was due to the collapse of world financial markets in the second half of fiscal 2009, and more specifically, the precipitous decline in oil prices.

Feet shipped of energy products decreased by 11.0% to 33.3 million feet in fiscal 2009, as compared to 37.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through January 31, 2008 (21.4 million feet).  This decrease was primarily due a decrease in the sales volume of substantially all of the energy products in the New Jersey segment, offset by incremental footage from the acquisition of Mid-South.

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $2.2 million, or 5.0%, to $44.7 million in fiscal 2009, as compared to $42.5 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through January 31, 2008 ($25.9 million).  This increase in sales was primarily due to an increase in the demand for high purity/electropolished products in the Wisconsin segment, particularly for sanitary condenser applications, offset by a decrease in the average selling price of these products due mostly to lower material cost market values.

Feet shipped of food, beverage and pharmaceuticals products increased by 30.8% to 20.7 million feet in fiscal 2009, as compared to 15.8 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through January 31, 2008 (8.8 million feet).  This increase in feet shipped was primarily due to an increase in the sales volume of beverage coil products in the New Jersey segment.

General Commercial Products - Net sales of general commercial products decreased $10.8 million, or 10.7%, to $90.3 million in fiscal 2009, as compared to $101.1 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through January 31, 2008 ($60.5 million).  This decrease in sales was primarily due to (i) a decrease in the sales volume of general commercial products in the Wisconsin and Arkansas segments ($.9 million and $5.7 million, respectively), offset by an increase in the sales volume of general commercial products in the New Jersey segment ($1.1 million); and (ii) a decrease in the average selling price of general commercial products in the Wisconsin and New Jersey segments ($5.4 million and $3.0 million, respectively), offset by an increase in the sales volume of general commercial products in the Arkansas segment ($3.1 million).   The Company believes the decreases in the sales volume and average selling price of heat exchanger products was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008, increased concern about the slowing general manufacturing economy, collapse of the world financial markets in the second half of fiscal 2009 and lower material cost market values as compared to fiscal 2008.

 Feet shipped of general commercial products decreased by 6.7% to 42.5 million feet in fiscal 2009, as compared to 45.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through January 31, 2008 (26.8 million feet).  This decrease in feet shipped was primarily due to decreases in the sales volume of substantially all of the general commercial products in the Wisconsin, New Jersey and Arkansas segments.

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

Gross profit was $48.2 million in fiscal 2009, a decrease of $15.0 million, or 23.8%, as compared to $63.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through January 31, 2008 ($31.4 million).  The decrease in gross profit was primarily due to (i) reductions in net sales of the Wisconsin and New Jersey segments; and (ii) an increase in inventory reserves of approximately $6.4 million primarily related to excess or slow moving inventories and adjustments of inventories to the lower of cost or market in the Wisconsin, New Jersey and Arkansas segments.  This decrease in gross profit was offset by (i) incremental profit of $4.8 million from the acquisition of Mid-South; and (ii) a $5.4 million decrease (decreases of $4.9 million, $.8 million and $.3 million related to the Wisconsin, New Jersey and Arkansas segments, respectively, and an increase of $.6 million related to the Mid-South segment) in non-recurring, non-cash purchase accounting adjustments to $.6 million, as compared to $6.0 million in the period June 16, 2007 through January 31, 2008.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition and DLJ Acquisition, which were $.6 million and $6.0 million, respectively, greater than their historical cost.  $.6 million and $6.0 million of the purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during fiscal 2009 and the period June 16, 2007 through January 31, 2008, respectively, as the associated inventories were sold.

Gross profit margin decreased to 14.8% in fiscal 2009, as compared to 17.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through January 31, 2008 (14.2%).  The decrease in gross profit margin was primarily due to (i) a reduction in selling prices due to the declining trend of nickel prices and the collapse of world financial markets in the second half of fiscal 2009 and the lagging effect of replacement inventory cost during the fourth quarter of fiscal 2009; (ii) an increase in inventory reserves of approximately $6.4 million primarily related to excess or slow moving inventories and adjustments of inventories to the lower of cost or market in the Wisconsin, New Jersey and Arkansas segments; and (iii) the acquisition of Mid-South.  This decrease in gross profit margin was offset by a $5.4 million decrease in non-recurring, non-cash purchase accounting adjustments to $.6 million, as compared to $6.0 million in the period June 16, 2007 through January 31, 2008.

Gross profit per foot shipped amounted $.37/foot in fiscal 2009, as compared to $.45/foot ($.49/foot excluding non-recurring, non-cash purchase accounting adjustments amounting to $.04/foot) in total for the periods February 1, 2007 through June 15, 2007 ($.56/foot) and June 16, 2007 through January 31, 2008 ($.38/foot).

Operating Expenses

Selling, general and administrative expenses consist primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses decreased $5.9 million, or 16.5%, to $30.3 million in fiscal 2009, as compared to $36.2 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through January 31, 2008 ($15.2 million).  This decrease in selling, general and administrative expenses was primarily due to (i) a decrease in employee performance-based cash incentives of $.9 million in the Wisconsin, New Jersey and Arkansas segments; and (ii) $11.8 million in non-recurring expenses recorded primarily in the Wisconsin segment during the period February 1, 2007 through June 15, 2007 in connection with the DLJ Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  This decrease in selling, general and administrative expenses was offset by (i) severance expense of $2.1 million in the Wisconsin segment primarily related to the departure of the Company’s Chief Executive Officer and Chief Financial Officer in fiscal 2009; and (ii) additional selling, general and administrative expenses of $1.8 million from the acquisition of Mid-South.

Amortization expense amounted to $12.1 million in fiscal 2009, as compared to $12.0 million in total for the periods February 1, 2007 through June 15, 2007 ($2.4 million) and June 16, 2007 through January 31, 2008 ($9.6 million),

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that the Company evaluates goodwill and tradenames for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired.  Based on a combination of factors, including the current global economic environment, including the collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at October 31, 2008.  The Company performed a preliminary assessment of the fair value of each reporting unit’s goodwill at October 31, 2008.  Accordingly, the Company recorded $99.8 million, $4.7 million and $14.0 million of charges during the third quarter of fiscal 2009 to reflect the preliminary impairments of goodwill in the Wisconsin, Louisiana and Arkansas segments, respectively.  Additionally, the Company recorded $5.0 million, $1.0 million and $40 thousand of charges during the third quarter of fiscal 2009 to reflect the preliminary impairments of tradenames in the Wisconsin, New Jersey and Louisiana segments, respectively.  During the fourth quarter of fiscal 2009, the Company completed the goodwill and tradename impairment analysis and, as a result, recorded an additional $42.7 million, $26.9 million, $1.1 million and $13.0 million of charges to reflect the impairments of goodwill in the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively, and $2.1 million and $3.1 million of charges to reflect the impairments of tradenames in the Wisconsin and New Jersey segments, respectively, and reversed the previous $40 thousand of charges related to the Louisiana segment.

The Company evaluated its goodwill and tradenames for impairment at January 31, 2009.  Given a further decline in the current global economic environment, including the continued deterioration of world financial markets and rising unemployment levels, the Company’s revised forecasts indicated additional impairments of goodwill and tradenames.  Accordingly, the Company recorded $8.7 million and $4.3 million of charges to reflect the impairments of goodwill in the Louisiana and Arkansas segments, respectively, and $1.4 million, $.2 million, $.2 million and $.2 million of charges to reflect the impairments of tradenames in the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively.

Interest Expense

Interest expense decreased $1.0 million, or 3.7% to $24.6 million in fiscal 2009, as compared to $25.6 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through January 31, 2008 ($15.6 million).  The decrease in interest expense was primarily due to (i) a decrease in the amortization of deferred financing costs of $.6 million in the Wisconsin segment due to the elimination of $8.6 million of deferred financing costs in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the periods thereafter; (ii) an increase in the amortization of the bond premium of $.5 million in the Wisconsin segment due to the bond premium recorded in connection with the purchase accounting for the DLJ Acquisition; and (iii) a decrease in the weighted average interest rate on RathGibson’s Revolving Credit Facility.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s debt agreements assessed interest at a weighted average rate of 9.6% and 10.4% at January 31, 2009 and January 31, 2008, respectively.

Income Tax Expense (Benefit)

Income tax benefit amounted $31.0 million in fiscal 2009, as compared to $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through January 31, 2008 ($4.1 million of income tax benefit).  These tax provisions reflect effective tax rates of 12.5% in fiscal 2009, as compared to 29.8% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through January 31, 2008 (45.3%).  The effective tax rate for fiscal 2009 was impacted primarily by (i) $169.8 million (of the total charges of $215.2 million) of charges for the impairments of goodwill for which the charges have no income tax effect due to the goodwill not being deductible for income tax purposes; (ii) $.2 million of tax provision to tax return adjustments recorded in fiscal 2009 related to the filing of the Company’s income tax returns for the period February 1, 2007 through June 15, 2007 and the period June 16, 2007 through January 31, 2008; and (iii) $.9 million related to a change in deferred tax rates.  The effective tax rate in total for the periods February 1, 2007 through June 15, 2007 and June 16, 2007 through January 31, 2008 was impacted primarily by (i) tax provision to tax return adjustments recorded in the period June 16, 2007 through January 31, 2008 related to the filing of the Company’s income tax returns for the period February 8, 2006 through January 31, 2007; (ii) the non-deductibility of incentive unit expense amounting to $4.0 million recorded in the period February 1, 2007 through June 15, 2007; and (iii) the relationship between the amount of permanent income tax differences and the projected loss before income taxes for the periods.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; (iii) non-deductible incentive unit expense; and (iv) charges for the impairments of goodwill not deductible for income tax purposes.

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

Chemical/Petrochemical Processing and Power Generation Products - Net sales of chemical/petrochemical processing and power generation products increased $34.0 million, or 27.1%, to $159.3 million in total for the periods February 1, 2007 through June 15, 2007 ($58.5 million) and June 16, 2007 through January 31, 2008 ($100.8 million), as compared to $125.3 million in total for the periods February 1, 2006 through February 7, 2006 ($1.6 million) and February 8, 2006 through January 31, 2007 ($123.7 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($6.9 million); (ii) an increase in the sales volume of nickel products in the Wisconsin segment ($34.2 million), offset by a decrease in the sales volume of heat exchanger products in the Wisconsin segment ($15.1 million) which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008; and (iii) an increase in the average selling price of heat exchanger products in the Wisconsin segment ($14.3 million), offset by a decrease in the average selling price of nickel products in the Wisconsin segment ($7.1 million).

Feet shipped of chemical/petrochemical processing and power generation products increased by 3.0% to 41.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (15.2 million feet) and June 16, 2007 through January 31, 2008 (26.2 million feet), as compared to 40.2 million feet in total for the periods February 1, 2006 through February 7, 2006 (1.1 million feet) and February 8, 2006 through January 31, 2007 (39.1 million feet).  This increase in feet shipped was primarily due to an increase in the sales volume of nickel products in the Wisconsin segment, offset by a decrease in the sales volume of heat exchanger products in the Wisconsin segment.

Energy Products - Net sales of energy products increased $4.3 million, or 8.2%, to $56.7 million in total for the periods February 1, 2007 through June 15, 2007 ($22.5 million) and June 16, 2007 through January 31, 2008 ($34.2 million), as compared to $52.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($51.9 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($1.4 million); and (ii) an increase in the average selling price of substantially all of the energy products in the New Jersey segment ($3.2 million).

Feet shipped of energy products decreased by 2.8% to 37.4 million feet in total for the periods February 1, 2007 through June 15, 2007 (16.0 million feet) and June 16, 2007 through January 31, 2008 (21.4 million feet), as compared to 38.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.3 million feet) and February 8, 2006 through January 31, 2007 (38.2 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of encapsulated wire products in the New Jersey segment due to increased competition, offset by increases in the sales volume of pressure coil and subsea umbilical products in the New Jersey segment to the oil and gas industry and the acquisition of Greenville.

Food, Beverage and Pharmaceutical Products - Net sales of food, beverage and pharmaceutical products increased $3.0 million, or 7.7%, to $42.5 million in total for the periods February 1, 2007 through June 15, 2007 ($16.6 million) and June 16, 2007 through January 31, 2008 ($25.9 million), as compared to $39.5 million in total for the periods February 1, 2006 through February 7, 2006 ($.7 million) and February 8, 2006 through January 31, 2007 ($38.8 million).  This increase in sales was primarily due to an increase in the average selling price of high purity/electropolished products in the Wisconsin segment, offset by a decrease in the sales volume of these products due to increased competition and increased cautiousness among end users in capital expenditure programs.

Feet shipped of food, beverage and pharmaceuticals products decreased by 14.1% to 15.8 million feet in total for the periods February 1, 2007 through June 15, 2007 (7.0 million feet) and June 16, 2007 through January 31, 2008 (8.8 million feet), as compared to 18.4 million feet in total for the periods February 1, 2006 through February 7, 2006 (.1 million feet) and February 8, 2006 through January 31, 2007 (18.3 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of substantially all of the food, beverage and pharmaceutical products in the Wisconsin and New Jersey segments.

General Commercial Products - Net sales of general commercial products increased $24.4 million, or 32.0%, to $101.1 million in total for the periods February 1, 2007 through June 15, 2007 ($40.6 million) and June 16, 2007 through January 31, 2008 ($60.5 million), as compared to $76.7 million in total for the periods February 1, 2006 through February 7, 2006 ($1.2 million) and February 8, 2006 through January 31, 2007 ($75.5 million).  This increase in sales was primarily due to (i) the acquisition of Greenville ($23.5 million); and (ii) an increase in the average selling price of general commercial products in the Wisconsin and New Jersey segments ($28.8 million and $2.3 million, respectively), offset by a decrease in the sales volume of general commercial products in the Wisconsin and New Jersey segments ($24.6 million and $5.5 million, respectively) which the Company believes was due to the destocking of distribution channel inventories which followed the declining trend of nickel prices during the second half of fiscal 2008.

Feet shipped of general commercial products decreased by 4.1% to 45.6 million feet in total for the periods February 1, 2007 through June 15, 2007 (18.8 million feet) and June 16, 2007 through January 31, 2008 (26.8 million feet), as compared to 47.5 million feet in total for the periods February 1, 2006 through February 7, 2006 (.8 million feet) and February 8, 2006 through January 31, 2007 (46.7 million feet).  This decrease in feet shipped was primarily due to a decrease in the sales volume of RathGibson’s existing products in the Wisconsin and New Jersey segments, offset by the acquisition of Greenville.

Gross Profit

Gross profit was $63.2 million in total for the periods February 1, 2007 through June 15, 2007 ($31.8 million) and June 16, 2007 through January 31, 2008 ($31.4 million), an increase of $3.9 million, or 6.6%, as compared to $59.3 million in total for the periods February 1, 2006 through February 7, 2006 ($.9 million) and February 8, 2006 through January 31, 2007 ($58.4 million).  The increase in gross profit was primarily due to the acquisition of Greenville ($11.5 million) and organic growth of net sales primarily in the Wisconsin segment, offset by a $1.9 million increase (increases of $2.4 million and $.1 million related to the Wisconsin and Arkansas segments, respectively, and a decrease of $.6 million related to the New Jersey segment) in non-recurring, non-cash purchase accounting adjustments to $6.0 million in the period June 16, 2007 through January 31, 2008, as compared to $4.1 million in the period February 8, 2006 through January 31, 2007.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the DLJ Acquisition and CH Acquisition, which were $6.0 million and $4.1 million, respectively, greater than their historical cost.  $6.0 million and $4.1 million of the purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during the period June 16, 2007 through January 31, 2008 and the period February 8, 2006 through January 31, 2007, respectively, as the associated inventories were sold.

Gross profit margin decreased to 17.6% in total for the periods February 1, 2007 through June 15, 2007 (23.0%) and June 16, 2007 through January 31, 2008 (14.2%), as compared to 20.2% in total for the periods February 1, 2006 through February 7, 2006 (23.7%) and February 8, 2006 through January 31, 2007 (20.1%).  The decrease in gross profit margin was primarily due to (i) a $1.9 million increase in non-recurring, non-cash purchase accounting adjustments to $6.0 million, as compared to $4.1 million in the same period in fiscal 2007; and (ii) a reduction in selling prices due to the steep decline in the market value of nickel and the lagging effect of replacement inventory cost during the second half of fiscal 2008.  This decrease in gross profit margin was offset by (i) the acquisition of Greenville which contributed a gross profit margin of 37.1% (excluding non-recurring, non-cash purchase accounting adjustments) on increased net sales; and (ii) high costs of production relating to heavy wall subsea umbilical products in the New Jersey segment during the first half of fiscal 2007.

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

Operating Expenses

Selling, general and administrative expenses increased $9.0 million, or 33.2%, to $36.2 million in total for the periods February 1, 2007 through June 15, 2007 ($21.0 million) and June 16, 2007 through January 31, 2008 ($15.2 million), as compared to $27.2 million in total for the periods February 1, 2006 through February 7, 2006 ($7.3 million) and February 8, 2006 through January 31, 2007 ($19.9 million).  This increase in selling, general and administrative expenses was primarily due to (i) the acquisition of Greenville ($1.5 million); and (ii) $11.8 million in non-recurring expenses recorded primarily in the Wisconsin segment during the period February 1, 2007 through June 15, 2007 in connection with the DLJ Acquisition, as compared to $7.1 million in non-recurring expenses recorded primarily in the Wisconsin segment during the period February 1, 2006 through February 7, 2006 in connection with the CH Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded the following acquisition related expenses:  (i) $4.8 million of fees and related charges for the termination of the Company’s management agreement with Castle Harlan; (ii) $3.0 million of compensation expense relating to employee bonuses; and (iii) $4.0 million of non-cash incentive unit expense.  During the period February 1, 2006 through February 7, 2006, the Company recorded the following acquisition related expenses:  (i) the extinguishment of deferred debt expenses of $.5 million; and (ii) the recognition of compensation expense of $6.6 million relating to the settlement of outstanding stock options, phantom rights and management bonuses.

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

Interest Expense

Interest expense decreased $.3 million, or 1.5%, to $25.6 million in total for the periods February 1, 2007 through June 15, 2007 ($10.0 million) and June 16, 2007 through January 31, 2008 ($15.6 million), as compared to $25.9 million in total for the periods February 1, 2006 through February 7, 2006 ($.3 million) and February 8, 2006 through January 31, 2007 ($25.6 million).  The decrease in interest expense was primarily due to (i) the elimination of $8.6 million of deferred financing costs in the Wisconsin segment in connection with the purchase accounting for the DLJ Acquisition and the corresponding decrease in amortization recorded to interest expense for the period; and (ii) amortization of $.8 million of the bond premium in the Wisconsin segment recorded in connection with the purchase accounting for the DLJ Acquisition.  These decreases were offset by an increased principal amount of indebtedness for the period.

The Company’s debt agreements assessed interest at a weighted average rate of 10.4% and 10.8% at January 31, 2008 and January 31, 2007, respectively.

Income Tax Expense (Benefit)

Income tax benefit amounted to $3.2 million in total for the periods February 1, 2007 through June 15, 2007 ($.9 million of income tax expense) and June 16, 2007 through January 31, 2008 ($4.1 million of income tax benefit), as compared to $3.0 million in total for the periods February 1, 2006 through February 7, 2006 ($2.6 million) and February 8, 2006 through January 31, 2007 ($.4 million).  These tax provisions reflect effective tax rates of 29.8% in total for the periods February 1, 2007 through June 15, 2007 (-58.8%) and June 16, 2007 through January 31, 2008 (45.3%), as compared to 41.6% in total for the periods February 1, 2006 through February 7, 2006 (39.5%) and February 8, 2006 through January 31, 2007 (71.5%).  The decrease in the effective tax rate is primarily due to non-deductible incentive unit expense of $4.0 million recorded in the period February 1, 2007 through June 15, 2007, offset by the tax provision to tax return adjustments recorded in the period June 16, 2007 through January 31, 2008 related to the filing of the Company’s income tax returns for the period February 8, 2007 through January 31, 2007.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) deductions for extra territorial income and domestic production activity; and (iii) non-deductible incentive unit expense.

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

As a result of the recent deterioration of the global economic environment and uncertainty about these conditions in the foreseeable future, the Company has focused on effective cash management, controlling and/or reducing costs and evaluating capital expenditures.  However, if the Company does not have sufficient cash flow from its operations or availability under its Revolving Credit Facility is insufficient, the Company may need to seek additional capital or financing in the future in order to meet the Company’s operating and capital needs.  Nevertheless, the Company cannot assure you that it will be able to secure adequate capital or financing on commercially reasonable terms, if at all, at the time when the Company needs such funding.  In the event that that the Company is unable to raise additional funds, the Company’s liquidity will be adversely impacted and its business could suffer.  If the Company is able to secure additional funds, these funds could be costly to secure and maintain, which could significantly impact the Company’s profitability and liquidity.

Debt and Other Obligations

Concurrently with the closing of the CH Transactions, and as a condition thereof, RathGibson entered into a $50.0 million Revolving Credit Facility with General Electric Capital Corporation (“GECC”) that matures on February 7, 2011.  Concurrently with the closings of the Greenville Acquisition and the DLJ Acquisition, RathGibson entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million and $20.0 million, respectively, to a total of $80.0 million, subject to borrowing base availability.  On April 8, 2008, RathGibson entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10.0 million to $90.0 million, subject to borrowing base availability, and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  RGCH Corp. and Greenville are guarantors of the obligation.  Under the Revolving Credit Facility, if the average amount available, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9.0 million, the assets of Greenville will be excluded from the Company’s availability after a subsequent thirty day period and until the following: (i) RathGibson enters into an amendment to the Revolving Credit Facility for which RathGibson and Greenville become separate borrowers with separate borrowing bases; (ii) the allocation of any amounts outstanding under the Revolving Credit Facility to each of RathGibson and Greenville relative to their separate borrowing bases; and (iii) the Company delivers to the lenders any documents reasonably requested.  Additionally, the borrowing base may be further reduced by $5.0 million in the event that the Company does not maintain a fixed charge coverage ratio (as defined in the agreement) of at least 1:1 for the most recent four fiscal quarters.  Borrowings under the agreement bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (4.50% at January 31, 2009) or (ii) LIBOR plus 2.25% (2.65% at January 31, 2009).  The Company also pays a quarterly commitment fee equal to either .375% or .50%, depending on the amount outstanding, of the unused capacity.  At January 31, 2009, the Company had $48.5 million outstanding and $23.6 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements which consists of eligible accounts receivable, inventories and property, plant and equipment.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Revolving Credit Facility also defines various events of default, including cross-default provisions with other debt agreements of the Company and RGCH Corp and solvency requirements of the Company and RGCH Corp.

At January 31, 2009, the Company was not in compliance with the solvency requirement (as defined in the Revolving Credit Facility) with respect to RGCH Corp. and the covenant requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end as required under the Revolving Credit Facility.  On May 4, 2009, RathGibson entered into a waiver and sixth amendment to its Revolving Credit Facility with GECC.  Pursuant to the waiver and sixth amendment, the solvency requirements pertaining to RGCH Corp. contained in the Revolving Credit Facility have been waived, and specified defaults in connection therewith, for all periods prior to May 4, 2009 and the Revolving Credit Facility has been amended to exclude RGCH Corp. from all solvency requirements under the Revolving Credit Facility from and after May 4, 2009.  On May 15, 2009, RathGibson entered into a waiver and seventh amendment to its Revolving Credit Facility with GECC.   Pursuant to the waiver and seventh amendment, the requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates within 30 days of month end have been waived, and specified defaults in connection therewith.  Additionally, the Revolving Credit Facility has been amended to (i) extend the requirement to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 to May 18, 2009; (ii) increase the interest rate charged on the borrowings under the Revolving Credit Facility to prime plus 3.00% or LIBOR plus 4.00%; (iii) increase the quarterly commitment fee to .75% of the unused capacity; and (iv) establish various covenants that, among other things, further restrict the Company’s ability to make restricted payments (as defined in the Revolving Credit Facility), require the Company to maintain minimum amounts available under the Revolving Credit Facility for each of the ten business days ended July 17, 2009 and July 31, 2009 and set forth conditions under which the Company would accelerate periodic reporting to GECC.

In connection with the CH Acquisition, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  Greenville is a guarantor of the obligation.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The indenture governing the Senior Notes also defines various events of default, including cross-default provisions with other debt agreements of the Company.  The Company was in compliance with all such covenants at January 31, 2009.

On December 14, 2007, Greenville closed on a $2.0 million industrial development revenue bond (“IRB”) with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds were used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of $29 thousand with interest payable at 5.32%.  In connection with the IRB, RathGibson entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.  The $2.0 million of proceeds from the IRB was reported as restricted cash in the consolidated balance sheet at January 31, 2008 due to its sole purpose of financing the IRB Equipment, and accordingly, was reported as a non-cash investing and financing activity in the consolidated statement of cash flows for the period June 16, 2007 through January 31, 2008.  In fiscal 2009, these proceeds were released from restriction, and accordingly, were reported as an investing activity in the consolidated statement of cash flows.  The loan agreement governing the IRB contains various covenants that, among other things, restrict Greenville’s ability to merge or consolidate and sell, lease, assign, transfer or otherwise dispose of the IRB Equipment.  The loan agreement governing the IRB also defines various events of default, including cross-default provisions with other debt agreements of the Company.  The Company was in compliance with all such covenants at January 31, 2009.

On June 15, 2007, RathGibson, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or RathGibson, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During fiscal 2009 and the period June 16, 2007 through January 31, 2008, $1.0 million and $.6 million of annual advisory fees, respectively, was amortized to selling, general and administrative expenses within the consolidated statements of operations.

On February 7, 2006, RathGibson, together with RGCH Corp. and RGCH LLC, entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to RathGibson, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  As compensation for these services performed by Castle Harlan for fiscal 2007, the Company paid $2.0 million to Castle Harlan on the date of the closing of the CH Acquisition.  In addition, the Company paid Castle Harlan $.8 million on the date of the closing of the CH Acquisition for services rendered in connection with the CH Transactions.  During the period February 1, 2007 through June 15, 2007 and period February 8, 2006 through January 31, 2007, $5.6 million (including $4.8 million of fees and charges related to the termination of the management agreement) and $2.0 million, respectively, was amortized to selling, general and administrative expenses within the consolidated statements of operations.

Working Capital

At January 31, 2009, the Company had working capital of $75.2 million, decreasing $7.2 million from $82.4 million at January 31, 2008.  The decrease in working capital primarily resulted from reductions in accounts receivable, offset by a net decrease in accounts payable and accrued expenses due to lower levels of sales driven by the increased concern about the slowing general manufacturing economy, collapse of world financial markets and lower market value of raw materials.  The Company’s borrowings under its Revolving Credit Facility is limited to the amount available after giving effect to its borrowing base requirements, which includes eligible accounts receivable and inventories.  Therefore, as the Company’s accounts receivable and inventories decrease in total, the amount available to the Company under its Revolving Credit Facility will decrease.

Cash Flows

Cash increased $.8 million in fiscal 2009, ending the period at $1.4 million.  Cash decreased $5.0 million in total for the periods February 1, 2007 through June 15, 2007 ($1.2 million) and June 16, 2007 through January 31, 2008 ($3.8 million), ending the period at $.6 million.  The increase in the generation of cash in fiscal 2009, as compared to the total for the periods February 1, 2007 through June 15, 2007 and June 16, 2007 through January 31, 2008, is primarily due to the following:

Operating Activities - The Company generated cash from operating activities in fiscal 2009 of $15.9 million, as compared to cash used in operating activities of $1.3 million in total for the periods February 1, 2007 through June 15, 2007 (used cash of $11.2 million) and June 16, 2007 through January 31, 2008 (generated cash of $9.9 million).  The increase in the generation of cash flows from operating activities was primarily due to a reduction in working capital needs in the fourth quarter of fiscal 2009 due to lower levels of sales and inventories driven by the increased concern about the slowing general manufacturing economy, collapse of world financial markets and lower market value of raw materials.

The Company used cash in operating activities of $1.3 million in total for the periods February 1, 2007 through June 15, 2007 (used cash of $11.2 million) and June 16, 2007 through January 31, 2008 (generated cash of $9.9 million), as compared to cash generated from operating activities of $11.4 million in total for the periods February 1, 2006 through February 7, 2006 (used cash of $3.0 million) and February 8, 2006 through January 31, 2007 (generated cash of $14.4 million).  The decrease in the generation of cash flows from operating activities was primarily due to increases in working capital needs due to higher levels of sales and inventories driven, in part, by increased market value of raw materials.

Investing Activities - The Company used cash for investing activities of $27.4 million in fiscal 2009, as compared to $9.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through January 31, 2008 ($6.9 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted to $9.3 million in fiscal 2009, as compared to $9.2 million in total for the periods February 1, 2007 through June 15, 2007 ($2.3 million) and June 16, 2007 through January 31, 2008 ($6.9 million).  In fiscal 2009, the Company used cash of $20.1 million, net of cash acquired, to acquire Mid-South.  The $2.0 million of proceeds from the IRB was reported as restricted cash in the consolidated balance sheet at January 31, 2008 due to its sole purpose of financing the IRB Equipment, and accordingly, was reported as a non-cash investing and financing activity in the consolidated statement of cash flows for the period June 16, 2007 through January 31, 2008.  In fiscal 2009, these proceeds were released from restriction, and accordingly, were reported as an investing activity in the consolidated statement of cash flows.

The Company used cash for investing activities $36.4 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($35.9 million).  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted to $6.7 million in total for the periods February 1, 2006 through February 7, 2006 ($.5 million) and February 8, 2006 through January 31, 2007 ($6.2 million).  In the period February 8, 2006 through January 31, 2007, the Company used cash of $34.6 million, net of cash acquired, to purchase all of the outstanding equity interests of Greenville and received net proceeds of $4.9 million from the Sale-Leaseback Transaction.

The Company expects capital expenditures for fiscal 2010 to be approximately $6.9 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities provided cash of $12.3 million in fiscal 2009, as compared to $5.5 million in total for the periods February 1, 2007 through June 15, 2007 (provided cash of $12.3 million) and June 16, 2007 through January 31, 2008 (used cash of $6.8 million).  Net principal proceeds from the Revolving Credit Facility of $12.7 million in the fiscal 2009 were used primarily to fund the acquisition of Mid-South and working capital requirements.  Net principal proceeds from the Revolving Credit Facility of $7.5 million in total for the periods February 1, 2007 through June 15, 2007 (proceeds of $12.3 million) and June 16, 2007 through January 31, 2008 (payments of $4.8 million) were used primarily to fund working capital requirements.  In the period June 16, 2007 through January 31, 2008, the Company paid a dividend of $3.8 million, which was used to finance the contingent payment of $3.4 million made by RG Tube in connection with the DLJ Acquisition.  The $2.0 million of restricted cash from the IRB was reported as a non-cash investing and financing activity in the consolidated statement of cash flows for the period June 16, 2007 through January 31, 2008.

Financing activities provided cash of $27.8 million in total for the periods February 1, 2006 through February 7, 2006 ($3.9 million) and February 8, 2006 through January 31, 2007 ($23.9 million).  In the period February 8, 2006 through January 31, 2007, the net principal proceeds from the Revolving Credit Facility of $21.3 million were used primarily to fund the Greenville Acquisition and working capital requirements.  In the period February 1, 2006 through February 7, 2006, the Company issued $200.0 million in Senior Notes and borrowed $7.0 million under the Revolving Credit Facility in connection with the CH Acquisition, which was used for the following corporate purposes: (i) repay existing indebtedness of approximately $170.4 million; (ii) fund the CH Acquisition through the payment of $23.1 million to RGCH Corp.; and (iii) payment of financing costs of $9.6 million.  In the period February 8, 2006 through January 31, 2007, the Company received $2.6 million related to the working capital adjustment in connection with the CH Acquisition.

Contractual Obligations

The following table represents contractual commitments associated with the Company’s debt and other obligations as of January 31, 2009 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving Credit Facility(1)	$51,478	$1,456	$50,022	$-	$-
IRB(1)	2,033	344	688	687	314
Senior Notes(1)	323,750	22,500	45,000	45,000	211,250
Operating leases	21,374	2,534	2,989	2,847	13,004
Advisory service fee(2)	3,250	1,000	2,000	250	-
Raw materials(3)	24,037	24,037	-	-	-
Capital expenditures(3)	691	691	-	-	-
Total contractual obligations	$426,613	$52,562	$100,699	$48,784	$224,568

(1)

Includes interest payments for the Revolving Credit Facility, IRB and Senior Notes calculated using an interest rate of 3.00%, 5.32% and 11.25%, respectively.

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

Off-balance Sheet Arrangements

At January 31, 2009, the Company did not have any off-balance sheet arrangements.

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

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business and generally does not require collateral to support its accounts receivable balances.  The Company maintains a reserve for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The reserve for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Inventories

Inventories are accounted for using the first-in, first-out method and are valued at the lower of cost or market.  The Company records a reserve for excess or slow moving inventories based on historical sales and order patterns and assumptions about future demand and market conditions.  The Company also records a reserve to adjust inventories to the lower of cost or market.

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at January 31, 2009 and October 31, 2008.  The Company has determined that there were no impairments of property, plant and equipment at January 31, 2009 and October 31, 2008.  The Company has determined that there were no indicators of impairment at January 31, 2008.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations.  Goodwill is not amortized.

The Company evaluates goodwill for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of each of the Company’s reporting units to its estimated fair value.  The Company has determined that its reporting units are the same as its reportable segments.  Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas.  In determining the reporting units under SFAS 142, the Company starts with its reportable segments and evaluates whether the Company is required to identify reporting units one level below the reportable segment level.  Management of the Company does not review discreet financial results for levels below the reportable segment and under SFAS 142, the components of each reportable segment are aggregated and deemed a single reporting unit because they have similar economic characteristics.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds its estimated fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.

For purposes of the goodwill analysis, the Company performs its assessment of fair value of each reporting unit using a combination of an income and market approach.  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows.  The Company’s discounted cash flow model is based on a reporting unit’s projection of operating results and related cash flows that are discounted using the weighted average cost of capital of the reporting unit or comparable companies adjusted for specific risks such as forecast risk.  The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.  The basis for the Company’s cash flow assumptions includes historical and forecasted sales, operating costs and other relevant factors including projected capital expenditures.  These assumptions are determined after giving consideration to historical and current economic trends, including the decline in demand for the Company’s products as major U.S. storms disrupted offshore oil production in late summer of fiscal 2009 and general economic conditions took an unprecedented downturn following the collapse of world financial markets in the second half of fiscal 2009.  Each reporting unit’s sales growth rates are determined after considering current and future economic conditions, recent sales trends for the reporting units, discussions with its customers, planned timing of new product launches and many other variables.  Under the market approach, the fair value of reporting unit is estimated based on market multiples of cash flow for comparable companies and similar transactions.  Additionally, the Company’s goodwill analysis includes an allocation of certain corporate and international selling expenses to each reporting unit.

Tradenames are not amortized.  Under the provisions of SFAS 142, the Company evaluates tradenames for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.

For purposes of the tradename analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets.  The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital.  The Company believes the relief-from-royalty method to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables.  Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.

The methods of assessing fair value for goodwill and tradename impairment purposes require significant judgments to be made by management.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  Assuming no other change in assumptions, a decrease of 1.0% in the Company’s sales growth rate would increase the goodwill and tradename impairment charges by approximately $6.0 million; a decrease of 1.0% in the Company’s gross profit margin would increase the goodwill impairment charges by approximately $9.0 million; and an increase of 1.0% in the Company’s discount rate would increase the goodwill and tradename impairment charges by approximately $7.0 million.

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, the Company amortizes customer lists principally by an accelerated method over their estimated useful lives of 15 years.  The accelerated method reflects the pattern in which the economic benefits of the customer lists are expected to be realized using assumptions of sales growth and customer attrition rates in relative proportion to the declining cash flows in the original asset valuation.  Prior to the DLJ Acquisition and after the CH Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the CH Acquisition, customer lists were amortized principally over 40 years.  Under the provisions of SFAS 144, the Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired and, if impairment occurs, the amount of impaired customer lists is written off immediately.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at January 31, 2009 and October 31, 2008.  The Company has determined that there was no impairment of customer lists at January 31, 2009 and October 31, 2008.  The Company has determined that there were no indicators of impairment at January 31, 2008.

Deferred Income Taxes

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 was effective on November 16, 2008.  The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS 141R to business combinations completed after fiscal 2009.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company provides credit in the normal course of business to its customers, which are primarily value-added tubing distributors, OEMs, and engineering firms.  The Company performs ongoing credit evaluations of its customers, maintains reserves for potential credit losses and generally does not require collateral to support its accounts receivable balances.  The Company’s largest customer, Tubes, accounted for approximately 12% of the Company’s net sales in fiscal 2009 and 15% of the Company’s accounts receivable at January 31, 2009.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of this customer or any of the Company’s other significant customers could have a material adverse effect on the Company’s financial condition and results of operations due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

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

Interest Rate Risk

Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in the Company’s Revolving Credit Facility, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 100 basis points in the Company’s variable interest rate would decrease pre-tax earnings for fiscal 2010 by approximately $.5 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in fiscal 2010.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the related notes and reports of the independent registered public accounting firms are set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

RathGibson, Inc.:

We have audited the accompanying consolidated balance sheet of RathGibson, Inc. and subsidiaries as of January 31, 2009 and the related consolidated statement of operations, stockholder’s equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RathGibson, Inc. and subsidiaries as of January 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, WI
May 18, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board Member of
RathGibson, Inc.

We have audited the accompanying consolidated balance sheet of RathGibson, Inc. and subsidiaries (the “Company”) as of January 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007 and the period February 1, 2006 through February 7, 2006.  Our audits also included the financial statement schedule for 2008 and 2007 listed in the Index at Item 15 for such periods.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RathGibson, Inc. and subsidiaries at January 31, 2008, and the results of their operations and their cash flows for the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007 and the period February 1, 2006 through February 7, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for such periods, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, WI
April 28, 2008

RATHGIBSON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2009 and 2008

 (in thousands, except share and per share data)

	2009	2008
Assets
Current assets:
Cash	$1,425	$680
Restricted cash	-	2,000
Accounts receivable, net of reserves of $530 and $328 at January
31, 2009 and 2008, respectively	37,536	54,754
Inventories, net of reserves of $7,072 and $694 at January
31, 2009 and 2008, respectively	66,247	65,597
Prepaid expenses and other	2,508	2,524
Refundable income taxes	527	3,419
Deferred income taxes	4,832	1,438
Total current assets	113,075	130,412

Property, plant and equipment, net	52,320	50,843

Goodwill	31,023	231,769
Other intangible assets, net	132,536	148,516
Deferred financing costs and other	637	383
Total assets	$329,591	$561,923

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current installments of long-term debt	$257	$244
Accounts payable	16,271	29,965
Accrued expenses	21,131	17,757
Income taxes payable	202	-
Total current liabilities	37,861	47,966

Long-term debt, less current installments	259,180	248,045

Deferred income taxes	39,223	62,666

Stockholder’s equity (deficiency):
Common stock, $.01 par value; 260,000 shares authorized, 100
shares issued and outstanding	-	-
Additional paid-in capital	214,452	208,175
Accumulated deficit	(221,125)	(4,929)
Total stockholder’s equity (deficiency)	(6,673)	203,246
Total liabilities and stockholder’s equity (deficiency)	$329,591	$561,923

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Fiscal Year Ended January 31, 2009, Period June 16, 2007

through January 31, 2008, Period February 1, 2007

through June 15, 2007, Period February 8, 2006 through January 31, 2007 and Period February 1, 2006 through February 7, 2006

 (in thousands)

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Net sales	$324,526	$221,432	$138,239	$289,842	$4,020
Cost of goods sold	276,338	190,020	106,422	231,463	3,067
Gross profit	48,188	31,412	31,817	58,379	953

Operating expenses:
Selling, general and administrative	30,257	15,192	21,044	19,859	7,346
Amortization	12,120	9,684	2,363	13,406	11
Impairment of goodwill and other
intangible assets	228,402	-	-	-	-
	270,779	24,876	23,407	33,265	7,357
Income (loss) from operations	(222,591)	6,536	8,410	25,114	(6,404)

Interest expense	24,592	15,549	9,991	25,580	336
Loss before income taxes	(247,183)	(9,013)	(1,581)	(466)	(6,740)

Income tax expense (benefit)	(30,987)	(4,084)	930	(333)	(2,663)
Net loss	$(216,196)	$(4,929)	$(2,511)	$(133)	$(4,077)

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Fiscal Year Ended January 31, 2009, Period June 16, 2007

through January 31, 2008, Period February 1, 2007

through June 15, 2007, Period February 8, 2006 through January 31, 2007 and Period February 1, 2006 through February 7, 2006

 (in thousands, except share data)

	Common Stock		Additional		Stockholders’
	Shares		Paid-in	Accumulated	Equity
	Outstanding	Amount	Capital	Deficit	(Deficiency)
Predecessor I
Balances, January 31, 2006	215,462	$2	$13,247	$(42,591)	$(29,342)
Net loss	-	-	-	(4,077)	(4,077)
Balances, February 7, 2006	215,462	2	13,247	(46,668)	(33,419)

Predecessor II
Net loss	-	-	-	(133)	(133)
Acquisition by RGCH Corp.	(215,362)	(2)	54,253	46,668	100,919
Equity contributions	-	-	560	-	560
Incentive unit expense	-	-	227	-	227
Balances, January 31, 2007	100	-	68,287	(133)	68,154
Net loss	-	-	-	(2,511)	(2,511)
Incentive unit expense	-	-	4,079	-	4,079
Balances, June 15, 2007	100	-	72,366	(2,644)	69,722

Successor
Net loss	-	-	-	(4,929)	(4,929)
Acquisition by RG Tube	-	-	139,468	2,644	142,112
Dividend	-	-	(3,800)	-	(3,800)
Incentive unit expense	-	-	141	-	141
Balances, January 31, 2008	100	-	208,175	(4,929)	203,246
Net loss	-	-	-	(216,196)	(216,196)
Equity contribution	-	-	6,000	-	6,000
Incentive unit expense	-	-	277	-	277
Balances, January 31, 2009	100	$-	$214,452	$(221,125)	$(6,673)

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Fiscal Year Ended January 31, 2009, Period June 16, 2007

through January 31, 2008, Period February 1, 2007

through June 15, 2007, Period February 8, 2006 through January 31, 2007 and Period February 1, 2006 through February 7, 2006

(in thousands)

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006
Cash flows from operating activities:
Net loss	$(216,196)	$(4,929)	$(2,511)	$(133)	$(4,077)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation and amortization	18,802	13,477	4,551	18,658	110
Net amortization of deferred financing
costs and bond premium	(1,152)	(715)	576	1,489	-
Extinguishment of deferred
financing costs	-	-	-	-	535
Expensing of write-up of inventories	564	6,048	-	4,148	-
(Gain) loss on disposal of property,
plant and equipment	320	(1)	16	105	-
Deferred income taxes	(30,704)	(3,502)	(1,846)	(4,146)	(2,313)
Incentive unit expense	277	141	4,079	227	-
Compensation expense –
transaction cost	-	-	-	-	54
Impairment of goodwill and other
intangible assets	228,402	-	-	-	-
Change in assets and liabilities,
net of acquisition:
Accounts receivable	18,905	5,560	(5,850)	(14,963)	(1,403)
Inventories	6,645	5,751	(17,014)	(17,206)	(385)
Other current and non-current assets	(187)	776	598	509	(66)
Accounts payable	(14,529)	(8,752)	14,188	6,014	2,088
Accrued expenses	1,507	929	(7,767)	15,199	2,771
Income taxes	3,220	(4,873)	(202)	4,495	(350)
Net cash provided by (used in)
operating activities	15,874	9,910	(11,182)	14,396	(3,036)

Cash flows from investing activities:
Acquisition of property, plant
and equipment	(9,265)	(6,920)	(2,269)	(6,273)	(498)
Proceeds from sale of
property, plant and equipment	-	5	-	4,939	-
Decrease in restricted cash	2,000	-	-	-	-
Cash paid for acquisition,
net of cash acquired	(20,136)	-	-	(34,580)	-
Net cash used in investing activities	(27,401)	(6,915)	(2,269)	(35,914)	(498)

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Fiscal Year Ended January 31, 2009, Period June 16, 2007

through January 31, 2008, Period February 1, 2007

through June 15, 2007, Period February 8, 2006 through January 31, 2007 and Period February 1, 2006 through February 7, 2006

(in thousands)

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006
Cash flows from financing activities:
Proceeds from (payments on) new
Revolving Credit Facility	12,719	(4,800)	12,324	21,315	6,980
Payments on old
revolving credit facility	-	-	-	-	(30,919)
Purchase price adjustment	-	-	-	2,608	-
Proceeds from (payments to)
parent company	-	1,962	-	-	(23,062)
Dividend	-	(3,800)	-	-	-
Proceeds from Senior Notes	-	-	-	-	200,000
Payments on long-term debt	(244)	(15)	-	-	(139,500)
Payments of financing fees	(203)	(116)	(50)	(562)	(9,579)
Equity contributions	-	-	-	560	-
Net cash provided by (used in)
financing activities	12,272	(6,769)	12,274	23,921	3,920

Net increase (decrease) in cash	745	(3,774)	(1,177)	2,403	386

Cash at beginning of period	680	4,454	5,631	3,228	2,842
Cash at end of period	$1,425	$680	$4,454	$5,631	$3,228

The accompanying notes are an integral part of these consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

(1)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

RathGibson, Inc. (“RathGibson”) and its subsidiaries (together with RathGibson, the “Company”) is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathGibson and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

The accompanying consolidated financial statements have been prepared on a going concern basis.

The Company had a net loss of $216,196 in the fiscal year ended January 31, 2009, including net losses in the third and fourth quarters of $122,939 and $94,760, respectively.  The net losses in the third and fourth quarters of fiscal 2009 included charges for the impairments of goodwill and tradenames of $124,511 and $103,891, respectively.  Net sales declined sharply in the fourth quarter of fiscal 2009 to $66,534, as compared to $82,954 in the third quarter of fiscal 2009 and $86,448 in the fourth quarter of fiscal 2008.  As a result of these reported net losses, the Company has an accumulated deficit and a stockholder’s deficiency of $221,125 and $6,673, respectively, at January 31, 2009.  The Company manufactures stainless steel and specialty alloy tubular products that are used by a variety of specialty industrial and commercial end-users.  Demand for the Company’s products is driven by demand for products manufactured or sold by these specialty end-users.  The demand for the Company’s end-users’ products fluctuates based on economic conditions or other matters beyond its control, including macroeconomic policies, geopolitical developments and the strength of the U.S. dollar.  It is difficult to predict new general economic conditions that could impact demand for the Company’s products or the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors.  The recent emergence of a number of negative economic factors, including the collapse of world financial markets, heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a deep and prolonged recession or depression have negatively impacted the Company’s business.  The timing and nature of any recovery in world financial markets, as well as the global economic environment, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected.

The Company has taken initiatives in the fourth quarter of fiscal 2009 to reduce the number of workdays, reduce headcount, evaluate capital expenditures and implement other cost reduction measures.  In the fiscal year ended January 31, 2010, the Company’s management may be required to act upon its identified contingency plan to significantly reduce operating expenses.  These reductions, if necessary, would include such items as temporary plant shutdowns, further headcount reductions, further reductions to capital expenditures and other significant cost reduction measures.  While there can be no assurances that these actions will be sufficient, such contingency plans are within the Company’s control.  Further, the Company has the intent and ability to execute as necessary and believes such benefits are achievable.  However, there can be no assurance that these initiatives will not have a lasting negative impact on the Company’s long term business prospects.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

On June 15, 2007, RGCH Holdings Corp. (“RGCH Corp.”), the direct parent of RathGibson, and RGCH Holdings LLC (“RGCH LLC”), an indirect parent of RathGibson, completed the sale of 100% of RGCH Corp.’s equity to RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”), and certain members of RathGibson’s senior management who exchanged a portion of their equity interest in RGCH LLC for equity interest in RG Tube in lieu of cash (referred to as the “DLJ Acquisition”).  The aggregate purchase price was $211,834, including a contingent payment of $3,376 made by RG Tube.  The contingent payment was equal to Adjusted Net Income (as defined in the stock purchase agreement) for the period May 1, 2007 through June 15, 2007, up to a maximum contingent payment of $4,000.  The DLJ Acquisition was financed through a combination of debt and equity.  In connection with the DLJ Acquisition, RGCH Corp. issued $115,000 of 13.5% pay-in-kind notes (“PIK Notes”) due on June 15, 2015.  The Company, however, is not a party to any agreement related to the PIK Notes and does not have any obligations (including any guarantee obligations) in respect of the PIK Notes and accordingly, the debt and related interest are not recognized in the accompanying financial statements.  However, due to RGCH Corp. being a guarantor to RathGibson’s senior secured revolving credit facility (“Revolving Credit Facility”) and the existence of cross-default provisions within this debt agreement, a default under the PIK Notes agreement could be cause for the acceleration of outstanding indebtedness under the Company’s debt agreements.  In addition, RathGibson entered into a second amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $20,000 to $80,000, subject to borrowing base availability.  The contingent payment of $3,376 made by RG Tube was financed by a dividend of $3,800 from RathGibson in the period June 16, 2007 through January 31, 2008.  In connection with the DLJ Acquisition, the Company recorded (i) $4,844 of fees and related charges for the termination of its management agreement with Castle Harlan, Inc. (“Castle Harlan”), a private equity investment firm which managed Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund affiliated with RGCH LLC, which was settled at closing (Note 14); (ii) $2,973 of compensation expense relating to employee bonuses, of which $2,000 and $973 was settled at closing and in the period June 16, 2007 through January 31, 2008, respectively; and (iii) $3,989 of non-cash incentive unit expense (Note 11).  The foregoing transactions were recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period February 1, 2007 through June 15, 2007.

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

Approximately $32,600 of the goodwill recorded as part of the DLJ Acquisition has been or will be deductible for income tax purposes.  Other intangibles assets consist of customer lists and tradenames amounting to $124,000 and $29,000, respectively.  Amortizable intangible assets consisting of customer lists will be amortized principally by an accelerated method over their estimated useful lives of 15 years.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

On February 7, 2006, RathGibson completed the sale of all of its outstanding equity interests, options and phantom rights to RGCH Corp., a wholly-owned subsidiary of RGCH LLC, an affiliate of CHP IV, and certain members of RathGibson’s senior management who exchanged a portion of their equity in RathGibson for equity in RGCH LLC in lieu of cash (referred to as the “CH Acquisition”).  The aggregate purchase price was $66,920, including an earnout payment of $2,028 made by the Company in the period February 1, 2007 through June 15, 2007.  The earnout payment was equal to 3.0 times the excess of Adjusted Consolidated EBITDA (as defined in the stock purchase agreement) for the fiscal year ended January 31, 2007 over $45,000, up to a maximum earnout payment of $30,000.  The CH Acquisition was financed through a combination of debt and equity.  RathGibson issued new 11.25% senior notes due in 2014 (“Senior Notes”) in the amount of $200,000 in connection with the CH Acquisition.  In addition, RathGibson entered into a new five-year, $50,000 Revolving Credit Facility, which was partially drawn on the closing date.  All outstanding revolving and long-term debt at the time of the CH Acquisition was paid in full in conjunction with the CH Acquisition.  In addition, all stock options and phantom rights outstanding at the time of the CH Acquisition were surrendered in accordance with the stock option plan and the phantom rights plan pursuant to which they were issued and together with other compensatory payments were settled for $6,616 at closing and recorded as selling, general and administrative expenses within the Consolidated Statements of Operations for the period February 1, 2006 through February 7, 2006.  The foregoing financing and equity transactions herein are collectively referred to as the “CH Transactions.”

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

Approximately $33,300 of the goodwill recorded as part of the CH Acquisition has been or will be deductible for income tax purposes.  Other intangibles assets consist of customer lists and tradenames amounting to $80,000 and $12,800, respectively.  Amortizable intangible assets consisting of customer lists will be amortized principally by the straight-line method over their estimated useful lives of 15 years.

The results for the fiscal year ended January 31, 2009 include the Company’s results after the DLJ Acquisition (Successor).  The results for the fiscal year ended January 31, 2008 include the Company’s results through June 15, 2007 (Predecessor II) and after the DLJ Acquisition (Successor).  The results for the fiscal year ended January 31, 2007 include the Company’s results through February 7, 2006 (Predecessor I) and after the CH Acquisition (Predecessor II).  As part of the DLJ Acquisition and the CH Acquisition, the Company entered into the various financing arrangements described above and each acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for periods subsequent to the consummation of each of the acquisitions will not necessarily be comparable to prior periods.

Prior to the CH Acquisition, the consolidated financial statements reflected the accounts of RathGibson, formerly Gibson Tube, Inc., and its subsidiary RMC Holding, Inc. and subsidiary (“RMCHI” or “Rath”).  RMCHI was merged into RathGibson in September 2005.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

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

Concentrations of Risk - The Company provides credit in the normal course of business to its customers. The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.  See Note 16 for net sales to individual customers representing 10% or more of the Company’s net sales and accounts receivable from individual customers representing 10% or more of the Company’s accounts receivable.

A significant amount of the Company’s purchases of production materials and related accounts payable are concentrated with a few suppliers.  The Company’s primary raw material used in production is steel which is subject to market price fluctuations.  The Company attempts to limit its exposure to price fluctuations by adjusting its selling prices to the Company’s customers on a periodic basis.

The Company has cash deposited in financial institutions in which the balances occasionally exceed the federal government agency insured limit of $250,000.  The Company has not experienced any losses on such accounts and management believes it is not exposed to any significant risk.

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

The fair value of the Company’s Senior Notes are based on market quotes.  At January 31, 2009, the fair value of the Senior Notes approximates $44,000 versus their carrying value of $209,158.

Cash - The Company utilizes controlled disbursement cash accounts which are funded when outstanding checks are presented for payment and an overdraft is the normal book balance.  The Company’s policy has been to fund these outstanding checks as they clear through the banking system with customer receipts and borrowings under its Revolving Credit Facility.  The Company accounts for such outstanding checks that have been issued but not yet cleared through the banking system by reporting them as accounts payable in its Consolidated Balance Sheets and including the change in such amounts in cash flows from operating activities in its Consolidated Statements of Cash Flows.  Outstanding checks included in accounts payable at January 31, 2009 and 2008 amounted to $2,183 and $4,527, respectively.

Restricted Cash - Restricted cash consists entirely of proceeds from the issuance of a $2,000 industrial development revenue bond (“IRB”) (Note 9) that was used to finance the acquisition and installation of machinery and equipment for the Company’s Arkansas segment.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Accounts Receivable - Accounts receivable consist of amounts billed and currently due from customers.  The Company extends credit to customers in the normal course of business and generally does not require collateral to support its accounts receivable balances.  The Company maintains a reserve for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The reserve for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified.

Inventories - Inventories are accounted for using the first-in, first-out method and are valued at the lower of cost or market.  The Company records a reserve for excess or slow moving inventories based on historical sales and order patterns and assumptions about future demand and market conditions.  The Company also records a reserve to adjust inventories to the lower of cost or market.

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

Impairment of Long-Lived Assets - The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at January 31, 2009 and October 31, 2008.  The Company has determined that there were no impairments of property, plant and equipment at January 31, 2009 and October 31, 2008.  The Company has determined that there were no indicators of impairment at January 31, 2008.

Goodwill and Other Intangible Assets - Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations.  Goodwill is not amortized.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

The Company evaluates goodwill for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of each of the Company’s reporting units to its estimated fair value.  The Company has determined that its reporting units are the same as its reportable segments.  Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas.  In determining the reporting units under SFAS 142, the Company starts with its reportable segments and evaluates whether the Company is required to identify reporting units one level below the reportable segment level.  Management of the Company does not review discreet financial results for levels below the reportable segment and under SFAS 142, the components of each reportable segment are aggregated and deemed a single reporting unit because they have similar economic characteristics.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds its estimated fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.

For purposes of the goodwill analysis, the Company performs its assessment of fair value of each reporting unit using a combination of an income and market approach.  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows.  The Company’s discounted cash flow model is based on a reporting unit’s projection of operating results and related cash flows that are discounted using the weighted average cost of capital of the reporting unit or comparable companies adjusted for specific risks such as forecast risk.  The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.  The basis for the Company’s cash flow assumptions includes historical and forecasted sales, operating costs and other relevant factors including projected capital expenditures.  These assumptions are determined after giving consideration to historical and current economic trends.  Each reporting unit’s sales growth rates are determined after considering current and future economic conditions, recent sales trends for the reporting units, discussions with its customers, planned timing of new product launches and many other variables.  Under the market approach, the fair value of reporting unit is estimated based on market multiples of cash flow for comparable companies and similar transactions.  Additionally, the Company’s goodwill analysis includes an allocation of certain corporate and international selling expenses to each reporting unit.

Tradenames are not amortized.  Under the provisions of SFAS 142, the Company evaluates tradenames for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.

For purposes of the tradename analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets.  The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital.  The Company believes the relief-from-royalty method to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables.  Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.

The methods of assessing fair value for goodwill and tradename impairment purposes require significant judgments to be made by management.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Amortizable intangible assets consist primarily of customer lists.  Subsequent to the DLJ Acquisition, the Company amortizes customer lists principally by an accelerated method over their estimated useful lives of 15 years.  The accelerated method reflects the pattern in which the economic benefits of the customer lists are expected to be realized using assumptions of sales growth and customer attrition rates in relative proportion to the declining cash flows in the original asset valuation.  Prior to the DLJ Acquisition and after the CH Acquisition, amortizable intangible assets were amortized principally by the straight-line method over their estimated useful lives of 15 years.  Prior to the CH Acquisition, customer lists were amortized principally over 40 years.  Under the provisions of SFAS 144, the Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired and, if impairment occurs, the amount of impaired customer lists is written off immediately.

Deferred Financing Costs - Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement.  Amortization of deferred financing costs is classified as interest expense in the Consolidated Statements of Operations.  In connection with the DLJ Acquisition, $8,638 of the existing deferred financing costs were eliminated in purchase accounting.

Income Taxes - After the DLJ Acquisition, RathGibson and its qualifying domestic subsidiary, Greenville Tube Company (“Greenville”) are included in the federal income tax return and certain state income tax returns of RG Tube, which made an election to be treated as a corporation for income tax purposes.  Prior to the DLJ Acquisition and after the CH Acquisition, RathGibson and Greenville were included in the federal income tax return and certain state income tax returns of RGCH Corp.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of the respective tax sharing agreement with RG Tube or RGCH Corp., and payments for federal and certain state income taxes are made by the Company on behalf of RG Tube or RGCH Corp.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on February 1, 2007.  See Note 10 for the impact of the adoption on the Company’s financial statements.  The Company records interest and penalties in interest expense and selling, general and administrative expenses, respectively, within its Consolidated Statements of Operations.

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

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Cost of Goods Sold - Cost of goods sold consists of manufacturing costs (primarily material, labor, consumables, utilities, maintenance, occupancy and depreciation), inbound freight charges, shipping and handling costs, certain purchasing costs, receiving costs and warehousing costs (which include internal transfer costs).

Selling, General and Administrative Expenses - Selling, general and administrative expenses consist primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expense, legal and professional fees.

Equity Based Compensation – The Company accounts for equity based awards, such as incentive based grants of equity interests in RG Tube or RGCH Corp., using SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity based award based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of operations over the requisite service period.  The grant-date fair value of equity based awards and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  Under SFAS 123R, the Company recognizes the fair value of equity based awards granted as an expense within its Consolidated Statements of Operations using the straight-line method.

Comprehensive Loss - Comprehensive loss in all fiscal years herein is equal to the net loss for the same year.

(3)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 was effective on November 16, 2008.  The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial position and results of operations for the fiscal year ended January 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and the effects of these instruments on the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is assessing the impact the adoption of SFAS 161 will have on the Company’s consolidated financial position and results of operations for the fiscal year ended January 31, 2010.

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

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations for the fiscal year ended January 31, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Statement of Financial Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of FAS 157 pertaining to nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 pertaining to financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations for the fiscal year ended January 31, 2009.  The Company does not expect the adoption of SFAS 157 pertaining to nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s consolidated financial position and results of operations for the fiscal year ended January 31, 2010.

(4)

BUSINESS COMBINATIONS

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for an aggregate purchase price of approximately $26,136 (net of cash acquired of $1,098).  The foregoing transaction is referred to as the “Mid-South Acquisition.”  Certain stockholders of Mid-South received equity interests in RG Tube of $6,000 in lieu of cash purchase consideration.  Additionally, RG Tube and RathGibson agreed to reduce its cash payment to the stockholders of Mid-South by $6,000, which was recorded by RathGibson as an equity contribution from RG Tube.  Mid-South is a distributor of stainless steel and nickel alloy tubing and accessories to the United States and international oil and gas industry, a significant portion of which is purchased from the Company’s New Jersey segment.  This transaction was financed with the funds available from RathGibson’s Revolving Credit Facility (Note 9).  The results of Mid-South’s operations have been included in the consolidated financial statements since the date of such acquisition.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

The following table summarizes the purchase price allocation in the Mid-South Acquisition:

Current assets	$14,918
Machinery and equipment	292
Goodwill	14,662
Other intangible assets	8,640
Other assets	23
Total assets acquired	38,535
Current liabilities	(8,532)
Deferred income tax liability	(3,867)
Total liabilities assumed	(12,399)
Purchase price paid, net of cash acquired	$26,136

Approximately $20,700 of the goodwill recorded as part of the Mid-South Acquisition will be deductible for income tax purposes.  Other intangibles assets consist of customer lists and tradenames amounting to $7,300 and $1,340, respectively.  Amortizable intangible assets consisting of customer lists will be amortized principally by an accelerated method over their estimated useful lives of 15 years.

The unaudited pro forma financial information in the table below summarizes the consolidated results of operations for the fiscal year ended January 31, 2008 as if the Mid-South Acquisition had occurred on February 1, 2007.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mid-South Acquisition had taken place at February 1, 2007.  The unaudited pro forma financial information includes the elimination of intersegment sales and profits, purchase accounting adjustments on historical Mid-South inventories, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.  The unaudited pro forma financial information does not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized.

Fiscal
Year Ended
January 31,
2008

Net sales	$381,807
Net loss	(8,086)

On August 15, 2006, RathGibson acquired all of the outstanding equity interests of Greenville for an aggregate purchase price of approximately $34,580 (net of cash acquired of $2,736).  The foregoing transaction is referred to as the “Greenville Acquisition.”  Greenville is a manufacturer of specialty stainless steel and nickel alloy tubular products for use in various end-markets already served by RathGibson.  Greenville is strategically focused on serving non-commodity niche tubing markets by providing tubing in custom sizes, small lots and non-traditional grades and delivering orders with short lead times as compared to the industry.  This transaction was financed with the funds available from RathGibson’s Revolving Credit Facility (Note 9), which was increased to $60,000 in connection with the Greenville Acquisition.  The results of Greenville’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

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

Approximately $4,600 of the goodwill recorded as part of the Greenville Acquisition has been or will be deductible for income tax purposes.  Other intangibles assets consist of customer lists and tradenames amounting to $14,500 and $1,800, respectively.  Amortizable intangible assets consisting of customer lists will be amortized principally by the straight-line method over their estimated useful lives of 15 years.

(5)

INVENTORIES, NET

Inventories, net consist of the following at January 31:

	2009	2008

Raw materials	$41,809	$46,147
Work in process	4,730	6,186
Finished goods	19,708	13,264
Total inventories, net	$66,247	$65,597

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following at January 31:

	2009	2008

Leasehold improvements	$2,117	$1,620
Machinery and equipment	52,536	42,994
Office equipment, furniture and other	1,439	926
Construction in progress	6,436	8,955
	62,528	54,495
Less accumulated depreciation	(10,208)	(3,652)
Total property, plant and equipment, net	$52,320	$50,843

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Depreciation expense for the fiscal year ended January 31, 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007 and the period February 1, 2006 through February 7, 2006 amounted to $6,682, $3,793, $2,188, $5,252 and $99, respectively.

On December 22, 2006, the Company completed the sale and leaseback of its Janesville, Wisconsin manufacturing/ distribution and office facility to AGNL RathGibson, L.L.C. (“AGNL”), an unaffiliated third party.  The Company received net proceeds of $4,939 million for this facility and agreed to lease this facility from AGNL, as described in Note 12.  The Company recognized a loss on sale of this facility amounting to $105.  The foregoing transaction is referred to as the “Sale-Leaseback Transaction.”

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - The following table presents a rollforward of goodwill by reportable segment for the respective periods:

	Wisconsin	New Jersey	Louisiana	Arkansas	Total
Predecessor I
Balances, January 31, 2006
and February 7, 2006	$14,552	$49,665	$-	$-	$64,217

Predecessor II
CH Acquisition	62,977	(7,115)	-	-	55,862
Greenville Acquisition	-	-	-	14,744	14,744
Balances, January 31, 2007	77,529	42,550	-	14,744	134,823
CH Acquisition	(133)	-	-	-	(133)
Balances, June 15, 2007	77,396	42,550	-	14,744	134,690

Successor
DLJ Acquisition	79,228	(15,617)	-	33,468	97,079
Balances, January 31, 2008	156,624	26,933	-	48,212	231,769
Mid-South Acquisition	-	-	14,662	-	14,662
Income tax benefit from the
amortization of tax
deductible goodwill	-	-	(126)	-	(126)
Impairments	(142,513)	(26,933)	(14,536)	(31,300)	(215,282)
Balances, January 31, 2009	$14,111	$-	$-	$16,912	$31,023

In connection with each of the Mid-South Acquisition, DLJ Acquisition, Greenville Acquisition and CH Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Notes 1 and 4).

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Other Intangible Assets - The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, at January 31 are as follows:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$131,300	$15,984	$115,316	$124,000	$4,484	$119,516
Tradenames	17,220	-	17,220	29,000	-	29,000
Total intangible assets	$148,520	$15,984	$132,536	$153,000	$4,484	$148,516

The Company recorded intangible assets, other than goodwill, in connection with each of the Mid-South Acquisition, DLJ Acquisition, Greenville Acquisition and CH Acquisition (Notes 1 and 4).

The Company recorded backlog of $620 in connection with the Mid-South Acquisition which was fully amortized in the fiscal year ended January 31, 2009.  The Company recorded backlog of $5,200 in connection with the DLJ Acquisition which was fully amortized in the period June 16, 2007 through January 31, 2008.  The Company also recorded backlog of $7,330 and $300 in connection with the CH Acquisition and Greenville Acquisition, respectively, which were fully amortized in the period February 8, 2006 through January 31, 2007.

Amortization expense consists of the following:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Intangible assets	$11,500	$4,484	$2,363	$5,776	$11
Backlog	620	5,200	-	7,630	-
Total amortization expense	$12,120	$9,684	$2,363	$13,406	$11

The estimated future amortization expense of intangible assets at January 31, 2009 is as follows:

Fiscal years ending January 31,
2010	$11,428
2011	10,885
2012	10,375
2013	9,859
2014	9,400

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Impairment Charges - SFAS 142 requires that the Company evaluates goodwill for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at October 31, 2008.  The Company performed a preliminary assessment of the fair value of each reporting unit’s goodwill at October 31, 2008.  Accordingly, the Company recorded $99,803, $4,667 and $14,001 of charges during the third quarter of fiscal 2009 to reflect the preliminary impairments of goodwill in the Wisconsin, Louisiana and Arkansas segments, respectively.  During the fourth quarter of fiscal 2009, the Company completed the goodwill impairment analysis and, as a result, recorded an additional $42,710, $26,933, $1,206 and $12,958 of charges to reflect the impairments of goodwill in the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively.

The Company evaluated its goodwill for impairment at January 31, 2009.  Given a further decline in the current global economic environment, including the continued deterioration of world financial markets and rising unemployment levels, the Company’s revised forecasts indicated additional impairments of goodwill.  Accordingly, the Company recorded $8,663 and $4,341 of charges in the fourth quarter of fiscal 2009 to reflect the impairments of goodwill in the Louisiana and Arkansas segments, respectively.

The Company previously evaluated its goodwill at January 31, 2008, and determined that there were no impairments of goodwill.

SFAS 142 requires that the Company evaluates tradenames for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at October 31, 2008.  The Company performed a preliminary assessment of the fair value of each tradename at October 31, 2008.  Accordingly, the Company recorded $5,000, $1,000 and $40 of charges during the third quarter of fiscal 2009 to reflect the preliminary impairments of tradenames in the Wisconsin, New Jersey and Louisiana segments, respectively.  During the fourth quarter of fiscal 2009, the Company completed the tradename impairment analysis and, as a result, recorded an additional $2,100 and $3,100 of charges to reflect the impairments of tradenames in the Wisconsin and New Jersey segments, respectively, and reversed the previous $40 of charges related to the Louisiana segment.

The Company evaluated its tradenames for impairment at January 31, 2009.  Given a further decline in the current global economic environment, including the continued deterioration of world financial markets and rising unemployment levels, the Company’s revised sales forecasts indicated additional impairments of tradenames.  Accordingly, the Company recorded $1,400, $160, $160 and $200 of charges in the fourth quarter of fiscal 2009 to reflect the impairments of tradenames in the Wisconsin, New Jersey, Louisiana and Arkansas segments, respectively.

The Company previously evaluated its tradenames at January 31, 2008, and determined that there were no impairments of tradenames.

The primary causes of the goodwill and tradenames impairment charges in the fiscal year ended January 31, 2009 were reduced expectations on future sales growth and gross profit margin and increased discount rates as compared to those used to allocate the purchase prices of each of the Mid-South Acquisition and DLJ Acquisition and in the annual impairment analysis performed at January 31, 2008.  Discount rates increased due to the increased risk in the current marketplace and more costly access to capital.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

SFAS 144 requires the Company to evaluate customer lists for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Based on a combination of factors, including the current global economic environment and the corresponding collapse of world financial markets, and the Company’s operating results, the Company has determined that indicators of impairment existed at January 31, 2009 and October 31, 2008.  The Company has determined that there was no impairment of customer lists at January 31, 2009 and October 31, 2008.  The Company has determined that there were no indicators of impairment at January 31, 2008.

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following at January 31:

	2009	2008

Accrued compensation	$4,236	$4,315
Interest payable	10,483	10,385
Customer advances	3,579	-
Other	2,833	3,057
Total accrued expenses	$21,131	$17,757

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows at January 31:

	2009	2008

Revolving Credit Facility	$48,538	$35,819
Senior Notes	209,158	210,485
IRB	1,741	1,985
Long-term debt	259,437	248,289
Less current installments	(257)	(244)
Long-term debt, less current installments	$259,180	$248,045

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Concurrently with the closing of the CH Transactions, and as a condition thereof, RathGibson entered into a five-year, $50,000 senior secured Revolving Credit Facility with General Electric Capital Corporation (“GECC”) and repaid in full the revolving credit facility then outstanding.  Concurrently with the closing of the Greenville Acquisition and the DLJ Acquisition, RathGibson entered into amendments to the Revolving Credit Facility for which the borrowing capacity was increased by $10,000 and $20,000, respectively, to a total of $80,000, subject to borrowing base availability.  On April 8, 2008, RathGibson entered into a fifth amendment to its Revolving Credit Facility for which the borrowing capacity was increased by $10,000 to $90,000, subject to borrowing base availability, and the interest rate charged on the borrowings under the Revolving Credit Facility was increased to prime plus 1.25% or LIBOR plus 2.25%.  There were no material changes to the covenants as a result of the amendments.  RGCH Corp. and Greenville are guarantors of the obligation.  Under the Revolving Credit Facility, if the average amount available, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9,000, the assets of Greenville will be excluded from the Company’s availability after a subsequent thirty day period and until to the following: (i) RathGibson enters into an amendment to the Revolving Credit Facility for which RathGibson and Greenville become separate borrowers with separate borrowing bases; (ii) the allocation of any amounts outstanding under the Revolving Credit Facility to each of RathGibson and Greenville relative to their separate borrowing bases; and (iii) the Company delivers to the lenders any documents reasonably requested.  Additionally, the borrowing base may be further reduced by $5,000 in the event that the Company does not maintain a fixed charge coverage ratio (as defined in the agreement) of at least 1:1 for the most recent four fiscal quarters.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (4.50% at January 31, 2009) or (ii) LIBOR plus 2.25% (2.65% at January 31, 2009).  The Company also pays a quarterly commitment fee equal to either .375% or .50%, depending on the amount outstanding, of the unused capacity.  At January 31, 2009, the Company had $23,627 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Revolving Credit Facility also defines various events of default, including cross-default provisions with other debt agreements of the Company and RGCH Corp and solvency requirements of the Company and RGCH Corp.

At January 31, 2009, the Company was not in compliance with the solvency requirement (as defined in the Revolving Credit Facility) with respect to RGCH Corp. and the covenant requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end as required under the Revolving Credit Facility.  In May 2009, RathGibson received waivers from GECC under the Revolving Credit Facility of the solvency requirements pertaining to RGCH Corp. and the failure to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates within 30 days of month end, and specified defaults in connection therewith, which is more fully discussed in Note 19.

In connection with the CH Acquisition, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  Greenville is a guarantor of the obligation.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The indenture governing the Senior Notes also defines various events of default, including cross-default provisions with other debt agreements of the Company.  The Company was in compliance with all such covenants at January 31, 2009.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

In connection with the purchase accounting for the DLJ Acquisition, the Company adjusted the fair value of its Senior Notes to $211,250.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $1,327 and $765 for the fiscal year ended January 31, 2009 and the period June 16, 2007 through January 31, 2008, respectively.  The unamortized bond premium included in the Senior Notes was $9,158 and $10,485 at January 31, 2009 and 2008, respectively.

On December 14, 2007, Greenville closed on a $2,000 IRB with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds were used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  The IRB requires monthly payments of $29 with interest payable at 5.32%.  In connection with the IRB, RathGibson entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.  The loan agreement governing the IRB contains various covenants that, among other things, restrict Greenville’s ability to merge or consolidate and sell, lease, assign, transfer or otherwise dispose of the IRB Equipment.  The loan agreement governing the IRB also defines various events of default, including cross-default provisions with other debt agreements of the Company.  The Company was in compliance with all such covenants at January 31, 2009.

The old revolving credit facility, term loan payable and notes payable to related party were paid in full on February 7, 2006 in connection with the CH Acquisition (Note 1).

Aggregate scheduled maturities of long-term debt at January 31, 2009 are as follows:

Fiscal Years Ending January 31,
2010	$257
2011	271
2012	48,824
2013	302
2014	318
Thereafter	200,307
250,279
Unamortized bond premium	9,158
$259,437

(10)

INCOME TAXES

The Company adopted FIN 48 on February 1, 2007.  The Company did not have any material uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have a material impact on the Company’s financial position or results of operations.  At January 31, 2009 and 2008, the Company had no material unrecognized tax benefits.  RG Tube or RGCH Corp.’s federal tax returns for fiscal 2008 and thereafter remain subject to examination by tax authorities.  RG Tube, RGCH Corp., RathGibson or Greenville’s major state tax returns for fiscal 2005 and thereafter generally remain subject to examination by taxing authorities.  Additionally, the Company has indemnification agreements with the sellers of RathGibson in the CH Acquisition and the sellers of Greenville in the Greenville Acquisition which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Income tax expense (benefit) is comprised of the following:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Current	$(283)	$(582)	$2,776	$3,813	$(350)
Deferred	(30,704)	(3,502)	(1,846)	(4,146)	(2,313)
Total income tax expense
(benefit)	$(30,987)	$(4,084)	$930	$(333)	$(2,663)

Income tax expense (benefit) differs from that which would be obtained by applying the U.S. federal statutory income tax rate to loss before income taxes as follows:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Income taxes at U.S. federal statutory rate	$(84,042)	$(3,064)	$(537)	$(158)	$(2,292)
State income taxes, net of
federal tax benefit	(4,454)	(513)	(8)	(134)	(549)
Impairment of goodwill not
deductible for income tax purposes	57,720	-	-	-	-
Extra territorial income deduction and
domestic production activity deduction	-	-	(72)	(245)	-
Revisions to prior year current and
deferred tax items	(1,120)	(519)	(34)	-	-
Income tax benefit recorded to goodwill
from amortization of tax deductible
goodwill	126	-	-	-	-
Non-deductible incentive unit expense	69	35	1,387	77	-
Non deductible expenses and other	714	(23)	194	127	178
Total income tax expense (benefit)	$(30,987)	$(4,084)	$930	$(333)	$(2,663)

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Significant components of the Company’s net deferred income taxes are as follows at January 31:

	2009	2008

Deferred income tax assets:
Inventories	$2,620	$483
Accrued expenses and reserves	2,073	286
Deferred financing costs	2,459	3,108
Unamortized bond premium	3,480	4,089
Net operating tax loss carryforwards	899	513
Total gross deferred income tax assets	11,531	8,479

Deferred income tax liabilities:
Property, plant and equipment	(9,691)	(10,453)
Goodwill and other intangibles	(36,231)	(59,254)
Total gross deferred income tax liabilities	(45,922)	(69,707)
Net deferred income tax liability	$(34,391)	$(61,228)

Classification of net deferred income tax liability in Consolidated Balance Sheets:
Current net deferred income tax asset	$4,832	$1,438
Non-current net deferred income tax liability	(39,223)	(62,666)
Net deferred income tax liability	$(34,391)	$(61,228)

The Company has not recorded a valuation allowance as of January 31, 2009 and 2008.  In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are expected to become deductible.  Based upon the level of historical taxable income and projections of future taxable income, including the expected future reversals of existing taxable temporary differences, over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 31, 2009.

The Company has approximately $899 of tax-effected state net operating tax loss carryforwards generated in certain states which will expire on various dates between fiscal 2014 and fiscal 2029.

(11)

EQUITY BASED COMPENSATION

Successor - RG Tube has allocated certain of its Class B units for incentive based grants primarily to executive officers, key employees and members of the board of directors.  The incentive units primarily vest based on the following:  (i) 33% vest ratably over certain specified periods of continuing employment; and (ii) 67% vest on the achievement of certain performance-based targets.  Vesting of certain units may be accelerated upon a change of control.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

A summary of incentive unit activity is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Incentive	Average	Period
	Units	Fair Value	(Years)

Outstanding at June 15, 2007	-	$-
Granted	164,572	16.33
Forfeited	(9,594)	16.41
Repurchased	-	-
Outstanding at January 31, 2008	154,978	16.33	4.5
Granted	72,778	12.85
Forfeited	(66,000)	15.88
Repurchased	(2,756)	16.41
Outstanding at January 31, 2009	159,000	15.00	3.8

Vested at January 31, 2009	38,320	16.41

The fair value of each incentive unit granted is estimated on the date of grant using the following weighted average assumptions:

		Period
	Fiscal	June 16,
	Year Ended	2007 through
	January 31,	January 31,
	2009	2008

Risk free interest rate	1.7%	4.9%
Expected dividend yield	0.0%	0.0%
Expected term	2.0 years	2.0 years
Expected volatility	46.2%	46.2%

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executive officers, key employees and members of the board of directors; accordingly, the expense is recognized in the Company’s consolidated financial statements.  Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $277 and $141 for the fiscal year ended January 31, 2009 and the period June 16, 2007 through January 31, 2008, respectively.  At January 31, 2009, total unrecognized incentive unit cost was approximately $594.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Predecessor II – Prior to the DLJ Acquisition, RGCH LLC allocated certain of its Class B units for incentive based grants to executive officers, key employees and members of the board of directors.   The incentive units primarily vested based on the following:  (i) 25% vested ratably over certain specified periods of continuing employment; (ii) 35% vested on the achievement of certain performance-based targets established annually by the board of directors; and (iii) 40% vested upon the occurrence of a change of control or a public equity offering given the achievement of specified target internal rates of return by CHP IV and its affiliates.  Vesting of units may be accelerated upon a change of control.

No incentive units were granted during the period February 1, 2007 through June 15, 2007.  79,295 incentive units were granted during the period February 8, 2006 through January 31, 2007.  No incentive units were forfeited during the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through January 31, 2007.  No incentive units were vested at January 31, 2007.  In connection with the DLJ Acquisition, 70,278 nonvested incentive units became vested.  Accordingly, the Company recognized incentive unit expense of $3,989 within the Consolidated Statements of Operations during the period February 1, 2007 through June 15, 2007.  79,295 incentive units were purchased in connection with the DLJ Acquisition.

Although the incentive units were issued by RGCH LLC, the incentive units related to the employment of executive officers, key employees and members of the board of directors; accordingly, the expense was recognized in the Company’s consolidated financial statements.  Incentive unit expense recognized within the Consolidated Statements of Operations amounted to $4,079 and $227 for the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through January 31, 2007, respectively.

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

(12)

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

Concurrently with the Sale-Leaseback Transaction described in Note 6, the Company’s leased warehouse facility, also located in Janesville, Wisconsin, was acquired by AGNL.  The existing lease on the warehouse facility was terminated and the Company and AGNL entered into a lease relating to both of the Company’s Janesville, Wisconsin facilities.  This lease has an initial 20-year term with quarterly rent payments adjusted annually to reflect increases in a consumer price index agreed upon by the parties to be used for such purpose.  This lease contains two, 10-year renewal options.  This lease also requires the Company to pay property taxes, insurance and maintenance costs in addition to the rent payments described above.

In connection with the Mid-South Acquisition, RathGibson assumed Mid-South’s existing facility leases with a company owned 50% by an executive officer of the Company.  The leases expire on February 29, 2016 and April 30, 2018.  During the fiscal year ended January 31, 2009, the Company recorded $220 of rental expense related to these leases.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Rental expense, which relates principally to the facility leases, for all operating leases was approximately $2,995, $1,698, $947, $1,788 and $95 for the fiscal year ended January 31, 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007, the period February 8, 2006 through January 31, 2007 and the period February 1, 2006 through February 7, 2006, respectively.

Future minimum lease payments required under long-term non-cancelable operating leases in effect at January 31, 2009 is as follows:

Fiscal Years Ending January 31,
2010	$2,534
2011	1,525
2012	1,464
2013	1,422
2014	1,425
Thereafter	13,004
$21,374

Litigation - The Company is a party to litigation matters and claims, which are normal in the course of its operations.  While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s financial condition and result of operations.

Additionally, on January 26, 2009, Salem Tube, Inc. (“Salem Tube”) commenced a legal proceeding against the Company by filing a Praecipe for Writ of Summons in the Court of Common Pleas of Mercer County, Pennsylvania docketed at Salem Tube, Inc. v. Greenville Tube Company and RathGibson, Inc., No. GD-2009-315.  The Writ of Summons is not a complaint and does not provide a statement of the underlying allegations or the amount of damages that may be claimed.  Salem Tube has advised the Company that it has become aware of releases of hazardous substances in the soils, surface water and groundwater at certain real property owned by Salem Tube and that it initiated the action because Greenville may be a prior owner of this real estate and, potentially, a responsible party.  Based on the Company’s review of the chain of ownership of the subject real estate and asset sales conducted by the predecessors to Greenville, the Company believes the allegations by Salem Tube are without merit and Greenville has no responsibility with respect to this matter.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

(13)

RETIREMENT PLANS

The Company sponsors 401(k) profit sharing plans that cover substantially all employees.  Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements.  Participants may make voluntary, pre-tax contributions through salary deferrals to the plans.  The Company may make discretionary contributions to such plans.  The Company recorded expense of $601, $746, $465 and $1,137 for the fiscal year ended January 31, 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through January 31, 2007, respectively.  No expense was recorded for the period February 1, 2006 through February 7, 2006.

(14)

ADVISORY AND MANAGEMENT FEES

RathGibson, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or RathGibson, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During the fiscal year ended January 31, 2009 and the period June 16, 2007 through January 31, 2008, the Company recorded an expense of $1,000 and $625, respectively, to selling, general and administrative expenses within the Consolidated Statements of Operations.

RathGibson, together with RGCH Corp. and RGCH LLC, entered into a management agreement with Castle Harlan, as manager, under which Castle Harlan provided business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to RathGibson, RGCH Corp. or RGCH LLC.  The management agreement was terminated as a result of the DLJ Acquisition.  During the period February 1, 2007 through June 15, 2007, the Company recorded an expense of $5,577 (including $4,844 of fees and charges related to the termination of the management agreement) to selling, general and administrative expenses.  In the period February 8, 2006 through January 31, 2007, the Company recorded an expense of $1,965 under this management agreement.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

(15)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006
Cash paid (refunded) during the
period for:
Interest	$25,746	$13,689	$12,281	$13,830	$501
Income taxes	(3,472)	4,291	2,978	(680)	-

Non-cash operating activities:
Outstanding checks in accounts
payable at the end of the
period	2,183	4,527	6,101	6,003	3,805

Non-cash investing activities:
Additions to property, plant
and equipment in accounts
payable at the end of
the period	601	1,679	183	-	-

Non-cash investing and financing
activities:
Equity contribution from RG
Tube in lieu of cash
payment to stockholders
of Mid-South (Note 4)	6,000	-	-	-	-

Restricted cash proceeds from
issuance of the IRB (Note 9)	-	2,000	-	-	-

(16)

SEGMENT REPORTING

Business Segments - The Company is primarily a manufacturer of highly engineered premium stainless steel and alloy tubular products.  The Company has determined it has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each reportable segment is the same as those described in the Summary of Significant Accounting Policies (Note 2).  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) segments and coiled tubing products are manufactured primarily in the New Jersey segment.  The Company’s Louisiana segment is primarily a distribution facility where a significant portion of its products are purchased generally at market-based prices from the New Jersey segment.  Additionally, the Company’s reportable segments may from time to time record sales transactions with other reportable segments except the Louisiana segment, however, these products are generally sold at burdened cost.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, international selling expenses, depreciation and interest expense.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Information about each reportable segment is summarized as follows:

	Successor
		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Fiscal year ended January 31, 2009:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$96,961	$7,118	$-	$19,002	$123,081
Energy products	-	18,503	46,238	1,693	66,434
Food, beverage and
pharmaceutical products	39,995	4,682	-	-	44,677
General commercial products	39,835	18,604	-	31,895	90,334
	176,791	48,907	46,238	52,590	324,526
Intersegment net sales	3,669	28,211	-	410	32,290
Loss from operations	(153,579)	(31,402)	(13,415)	(23,360)	(221,756)
Interest expense (income)	24,660	-	-	(68)	24,592
Income tax expense (benefit)	(31,979)	-	-	1,300	(30,679)
Depreciation and amortization	8,349	5,897	1,559	2,997	18,802
Capital expenditures	5,452	2,062	28	1,723	9,265

	Successor
		New
	Wisconsin	Jersey	Arkansas	Total
Period June 16, 2007 through January 31, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$85,926	$7,214	$7,653	$100,793
Energy products	-	32,829	1,395	34,224
Food, beverage and
pharmaceutical products	23,348	2,120	455	25,923
General commercial products	26,391	12,401	21,700	60,492
	135,665	54,564	31,203	221,432
Intersegment net sales	4,608	144	270	5,022
Income (loss) from operations	(162)	196	6,502	6,536
Interest expense (income)	15,677	-	(128)	15,549
Income tax expense (benefit)	(6,468)	-	2,384	(4,084)
Depreciation and amortization	7,141	4,070	2,266	13,477
Capital expenditures	3,283	2,253	1,384	6,920

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

	Predecessor II
		New
	Wisconsin	Jersey	Arkansas	Total
Period February 1, 2007 through June 15, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$50,655	$3,059	$4,813	$58,527
Energy products	-	21,332	1,118	22,450
Food, beverage and
pharmaceutical products	14,481	1,709	418	16,608
General commercial products	19,821	8,067	12,766	40,654
	84,957	34,167	19,115	138,239
Intersegment net sales	273	34	-	307
Income (loss) from operations	(927)	3,163	6,174	8,410
Interest expense (income)	10,062	-	(71)	9,991
Income tax expense (benefit)	(1,276)	-	2,206	930
Depreciation and amortization	2,165	1,832	554	4,551
Capital expenditures	664	965	640	2,269

	Predecessor II
		New
	Wisconsin	Jersey	Arkansas	Total
Period February 8, 2006 through January 31, 2007:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$108,767	$9,420	$5,514	$123,701
Energy products	-	50,746	1,095	51,841
Food, beverage and
pharmaceutical products	34,757	3,555	510	38,822
General commercial products	41,034	23,502	10,942	75,478
	184,558	87,223	18,061	289,842
Intersegment net sales	121	79	-	200
Income from operations	19,228	1,593	4,293	25,114
Interest expense (income)	25,627	-	(47)	25,580
Income tax expense (benefit)	(1,865)	-	1,532	(333)
Depreciation and amortization	9,562	8,101	995	18,658
Capital expenditures	3,628	2,565	80	6,273

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

	Predecessor I
		New
	Wisconsin	Jersey	Total
Period February 1, 2006 through February 7, 2006:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$1,653	$-	$1,653
Energy products	-	515	515
Food, beverage and
pharmaceutical products	671	5	676
General commercial products	999	177	1,176
	3,323	697	4,020
Intersegment net sales	-	-	-
Income (loss) from operations	(6,708)	304	(6,404)
Interest expense	197	139	336
Income tax benefit	(2,663)	-	(2,663)
Depreciation and amortization	48	62	110
Capital expenditures	483	15	498

The following table presents a reconciliation of income (loss) from operations from the reportable segment totals to the Company’s consolidated totals:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Total income (loss)
from operations
for reportable segments	$(221,756)	$6,536	$8,410	$25,114	$(6,404)
Elimination of
intersegment profits	(835)	-	-	-	-
Consolidated income
(loss) from operations	$(222,591)	$6,536	$8,410	$25,114	$(6,404)

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

The following table presents a reconciliation of income tax expense (benefit) from the reportable segment totals to the Company’s consolidated totals:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Total income tax expense
(benefit) for
reportable segments	$(30,679)	$(4,084)	$930	$(333)	$(2,663)
Income tax benefit from
elimination of
intersegment profits	(308)	-	-	-	-
Consolidated income
tax expense (benefit)	$(30,987)	$(4,084)	$930	$(333)	$(2,663)

The following table presents identifiable asset information by reportable segment at January 31:

	2009	2008
Total assets:
Wisconsin	$359,425	$533,727
New Jersey	83,013	118,378
Louisiana	26,064	-
Intercompany eliminations	(145,342)	(108,834)
	323,160	543,271
Arkansas	85,399	118,009
Intercompany eliminations	(78,968)	(99,357)
Total assets	$329,591	$561,923

The following table presents goodwill information by reportable segment at January 31:

	2009	2008
Goodwill:
Wisconsin	$14,111	$156,624
New Jersey	-	26,933
Arkansas	16,912	48,212
Total goodwill	$31,023	$231,769

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Geographic Segments - Geographic information about the Company’s net sales is summarized as follows:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

United States	$252,361	$173,677	$117,469	$237,735	$3,974
Other countries	72,165	47,755	20,770	52,107	46
Total net sales	$324,526	$221,432	$138,239	$289,842	$4,020

Substantially all assets of the Company are located within the United States.

Major Customers - Net sales to individual customers representing 10% or more of the Company’s net sales are summarized as follows:

	Successor		Predecessor II		Predecessor I
		Period	Period	Period	Period
	Fiscal	June 16,	February 1,	February 8,	February 1,
	Year Ended	2007 through	2007 through	2006 through	2006 through
	January 31,	January 31,	June 15,	January 31,	February 7,
	2009	2008	2007	2007	2006

Customer A	12%	13%	9%	11%	4%
Customer B (1)	-	7	8	9	1
	12%	20%	17%	20%	5%

The following table presents accounts receivable to individual customers representing 10% or more of the Company’s accounts receivable at January 31:

	2009	2008

Customer A	15%	19%
Customer B (1)	-	11
	15%	30%

(1) On February 27, 2008, RathGibson acquired Customer B, Mid-South (Note 4).

Net sales to and accounts receivable from Customer A are reported in the Wisconsin, New Jersey and Arkansas segments.  Net sales to and accounts receivable from Customer B were primarily reported in the New Jersey and Arkansas segments.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

(17)

QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended January 31:

	Successor
	2009
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)	Total

Net sales	$86,423	$88,615	$82,954	$66,534	$324,526
Gross profit (loss)	16,447	18,900	13,715	(874)	48,188
Income (loss) from operations	6,705	8,446	(123,007)	(114,735)	(222,591)
Net income (loss)	322	1,181	(122,939)	(94,760)	(216,196)

	Predecessor II		Successor
	2008
		Period	Period
		May 1,	June 16,
		2007 through	2007 through
	1st	June 15,	July 31,	3rd	4th
	Quarter	2007	2007	Quarter	Quarter	Total

Net sales	$89,006	$49,233	$48,674	$86,448	$86,310	$359,671
Gross profit	19,849	11,968	6,717	11,692	13,003	63,229
Income (loss)
from operations	12,191	(3,781)	(627)	2,041	5,122	14,946
Net income (loss)	3,430	(5,941)	(3,268)	(1,790)	129	(7,440)

(1)

The Company made the following adjustments in the fourth quarter of the fiscal year ended January 31, 2009:

a.

Increase in inventory reserves - $5,200; and

b.

Impairment of goodwill and other intangible assets - $103,891.

(18)

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

The following supplemental guarantor financial information presents:  (i) consolidating balance sheets at January 31, 2009 and 2008; (ii) consolidating statements of operations for the fiscal year ended January 31, 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through January 31, 2007; and (iii) consolidating statements of cash flows for the fiscal year ended January 31, 2009, the period June 16, 2007 through January 31, 2008, the period February 1, 2007 through June 15, 2007 and the period February 8, 2006 through January 31, 2007.  RathGibson has non-guarantor foreign subsidiaries providing sales functions to the Company, the results of which are combined with RathGibson for presentation purposes due to immateriality.

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Balance Sheet

January 31, 2009

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$970	$455	$-	$1,425
Accounts receivable, net	30,970	6,566	-	37,536
Intercompany account and note receivable	-	9,661	(9,661)	-
Inventories, net	52,228	14,051	(32)	66,247
Prepaid expenses and other	2,216	292	-	2,508
Refundable income taxes	635	371	(479)	527
Deferred income taxes	3,852	980	-	4,832
Total current assets	90,871	32,376	(10,172)	113,075

Property, plant and equipment, net	45,447	6,873	-	52,320

Goodwill	14,111	16,912	-	31,023
Other intangible assets, net	103,336	29,200	-	132,536
Deferred financing costs and other	599	38	-	637
Investment in subsidiary	68,796	-	(68,796)	-
Total assets	$323,160	$85,399	$(78,968)	$329,591

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current installments of long-term debt	$-	$257	$-	$257
Accounts payable	14,828	1,443	-	16,271
Intercompany account and note payable	9,661	-	(9,661)	-
Accrued expenses	19,410	1,721	-	21,131
Income taxes payable	584	108	(490)	202
Total current liabilities	44,483	3,529	(10,151)	37,861

Long-term debt, less current installments	257,696	1,484	-	259,180

Deferred income taxes	27,633	11,590	-	39,223

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity (deficiency):
Common stock	-	1	(1)	-
Additional paid-in capital	214,452	87,041	(87,041)	214,452
Accumulated deficit	(221,104)	(20,346)	20,325	(221,125)
Total stockholder’s equity (deficiency)	(6,652)	66,696	(66,717)	(6,673)
Total liabilities and stockholder’s
equity (deficiency)	$323,160	$85,399	$(78,968)	$329,591

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Balance Sheet

January 31, 2008

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$237	$443	$-	$680
Restricted cash	-	2,000	-	2,000
Accounts receivable, net	48,541	6,213	-	54,754
Intercompany account and note receivable	181	2,415	(2,596)	-
Inventories, net	45,182	20,415	-	65,597
Prepaid expenses and other	2,131	393	-	2,524
Refundable income taxes	6,781	11	(3,373)	3,419
Deferred income taxes	1,325	113	-	1,438
Total current assets	104,378	32,003	(5,969)	130,412

Property, plant and equipment, net	44,855	5,988	-	50,843

Goodwill	183,557	48,212	-	231,769
Other intangible assets, net	116,776	31,740	-	148,516
Deferred financing costs and other	317	66	-	383
Investment in subsidiary	93,388	-	(93,388)	-
Total assets	$543,271	$118,009	$(99,357)	$561,923

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$-	$244	$-	$244
Accounts payable	25,963	4,002	-	29,965
Intercompany account and note payable	2,415	181	(2,596)	-
Accrued expenses	16,490	1,267	-	17,757
Income taxes payable	-	3,373	(3,373)	-
Total current liabilities	44,868	9,067	(5,969)	47,966

Long-term debt, less current installments	246,304	1,741	-	248,045

Deferred income taxes	48,853	13,813	-	62,666

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity:
Common stock	-	1	(1)	-
Additional paid-in capital	208,175	87,041	(87,041)	208,175
Retained earnings (accumulated deficit)	(4,929)	4,246	(4,246)	(4,929)
Total stockholder’s equity	203,246	91,288	(91,288)	203,246
Total liabilities and stockholder’s equity	$543,271	$118,009	$(99,357)	$561,923

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Operations

For the Fiscal Year Ended January 31, 2009

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$274,544	$53,000	$(3,018)	$324,526
Cost of goods sold	239,563	39,761	(2,986)	276,338
Gross profit	34,981	13,239	(32)	48,188

Operating expenses:
Selling, general and administrative	27,498	2,759	-	30,257
Amortization	9,780	2,340	-	12,120
Impairment of goodwill and other
intangible assets	196,902	31,500	-	228,402
	234,180	36,599	-	270,779
Loss from operations	(199,199)	(23,360)	(32)	(222,591)

Interest expense (income)	24,660	(68)	-	24,592
Loss before equity in loss of
subsidiary and income taxes	(223,859)	(23,292)	(32)	(247,183)

Equity in loss of subsidiary	24,592	-	(24,592)	-
Loss before income taxes	(248,451)	(23,292)	24,560	(247,183)

Income tax expense (benefit)	(32,276)	1,300	(11)	(30,987)
Net loss	$(216,175)	$(24,592)	$24,571	$(216,196)

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Operations

For the Period June 16, 2007 through January 31, 2008

	Successor
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

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Operations

For the Period February 1, 2007 through June 15, 2007

	Predecessor II
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

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Operations

For the Period February 8, 2006 through January 31, 2007

	Predecessor II
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

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended January 31, 2009

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(216,175)	$(24,592)	$24,571	$(216,196)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	15,805	2,997	-	18,802
Net amortization of deferred financing
costs and bond premium	(1,158)	6	-	(1,152)
Expensing of write-up of inventories	564	-	-	564
Loss on disposal of property, plant
and equipment	320	-	-	320
Deferred income taxes	(27,614)	(3,090)	-	(30,704)
Incentive unit expense	277	-	-	277
Impairment of goodwill and other
intangible assets	196,902	31,500	-	228,402
Equity in loss of subsidiary	24,592	-	(24,592)	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	19,258	(353)	-	18,905
Intercompany account receivable and payable	209	(209)	-	-
Inventories	249	6,364	32	6,645
Other current and non-current assets	(288)	101	-	(187)
Accounts payable	(12,151)	(2,378)	-	(14,529)
Accrued expenses	1,053	454	-	1,507
Income taxes	6,856	(3,625)	(11)	3,220
Net cash provided by operating activities	8,699	7,175	-	15,874

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,542)	(1,723)	-	(9,265)
Decrease in restricted cash	-	2,000	-	2,000
Intercompany note receivable	-	(7,218)	7,218	-
Cash paid for acquisition, net of cash acquired	(20,136)	-	-	(20,136)
Net cash used in investing activities	(27,678)	(6,941)	7,218	(27,401)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	12,719	-	-	12,719
Payments on long-term debt	-	(244)	-	(244)
Intercompany note payable	7,218	-	(7,218)	-
Payments (refunds) of financing fees	(225)	22	-	(203)
Net cash provided by
(used in) financing activities	19,712	(222)	(7,218)	12,272

Net increase in cash	733	12	-	745

Cash at beginning of period	237	443	-	680
Cash at end of period	$970	$455	$-	$1,425

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Cash Flows

For the Period June 16, 2007 through January 31, 2008

	Successor
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,929)	$4,246	$(4,246)	$(4,929)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,211	2,266	-	13,477
Amortization of deferred financing
costs and bond premium	(717)	2	-	(715)
Expensing of write-up of inventories	5,694	354	-	6,048
Gain on disposal of property, plant and equipment	(1)	-	-	(1)
Deferred income taxes	(2,489)	(1,013)	-	(3,502)
Incentive unit expense	141	-	-	141
Equity in earnings of subsidiary	(4,246)	-	4,246	-
Change in assets and liabilities:
Accounts receivable	4,782	778	-	5,560
Intercompany account receivable and payable	(147)	147	-	-
Inventories	17,483	(11,732)	-	5,751
Other current and non-current assets	717	59	-	776
Accounts payable	(11,868)	3,116	-	(8,752)
Accrued expenses	1,212	(283)	-	929
Income taxes	(5,243)	370	-	(4,873)
Net cash provided by (used in)
operating activities	11,600	(1,690)	-	9,910

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,536)	(1,384)	-	(6,920)
Proceeds from sale of property, plant and equipment	5	-	-	5
Intercompany note receivable	-	2,994	(2,994)	-
Net cash provided by (used in)
investing activities	(5,531)	1,610	(2,994)	(6,915)

Cash flows from financing activities:
Net payments on new Revolving Credit Facility	(4,800)	-	-	(4,800)
Proceeds from parent company	1,962	-	-	1,962
Dividend	(3,800)	-	-	(3,800)
Payments on long-term debt	-	(15)	-	(15)
Payments of financing fees	(48)	(68)	-	(116)
Intercompany note payable	(2,994)	-	2,994	-
Net cash used in financing activities	(9,680)	(83)	2,994	(6,769)

Net decrease in cash	(3,611)	(163)	-	(3,774)

Cash at beginning of period	3,848	606	-	4,454
Cash at end of period	$237	$443	$-	$680

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

Consolidating Statement of Cash Flows

For the Period February 1, 2007 through June 15, 2007

	Predecessor II
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,511)	$4,039	$(4,039)	$(2,511)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,997	554	-	4,551
Amortization of deferred financing costs	576	-	-	576
Loss on disposal of property, plant and equipment	-	16	-	16
Deferred income taxes	(1,541)	(305)	-	(1,846)
Incentive unit expense	4,079	-	-	4,079
Equity in earnings of subsidiary	(4,039)	-	4,039	-
Change in assets and liabilities:
Accounts receivable	(3,666)	(2,184)	-	(5,850)
Intercompany account receivable and payable	(8)	8	-	-
Inventories	(17,846)	832	-	(17,014)
Other current and non-current assets	316	282	-	598
Accounts payable	15,547	(1,359)	-	14,188
Accrued expenses	(7,249)	(518)	-	(7,767)
Income taxes	(1,403)	1,201	-	(202)
Net cash provided by (used in)
operating activities	(13,748)	2,566	-	(11,182)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,629)	(640)	-	(2,269)
Intercompany note receivable	-	(1,525)	1,525	-
Net cash used in investing activities	(1,629)	(2,165)	1,525	(2,269)

Cash flows from financing activities:
Net proceeds from new Revolving Credit Facility	12,324	-	-	12,324
Intercompany note payable	1,525	-	(1,525)	-
Payments of financing fees	(50)	-	-	(50)
Net cash provided by financing activities	13,799	-	(1,525)	12,274

Net increase (decrease) in cash	(1,578)	401	-	(1,177)

Cash at beginning of period	5,426	205	-	5,631
Cash at end of period	$3,848	$606	$-	$4,454

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

 Consolidating Statement of Cash Flows

For the Period February 8, 2006 through January 31, 2007

	Predecessor II
	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(133)	$2,808	$(2,808)	$(133)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	17,663	995	-	18,658
Amortization of deferred financing costs	1,489	-	-	1,489
Expensing of write-up of inventories	3,934	214	-	4,148
Loss on disposal of property, plant and equipment	105	-	-	105
Deferred income taxes	(3,597)	(549)	-	(4,146)
Incentive unit expense	227	-	-	227
Equity in earnings of subsidiary	(2,808)	-	2,808	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	(14,258)	(705)	-	(14,963)
Intercompany account receivable and payable	(26)	26	-	-
Inventories	(14,516)	(2,690)	-	(17,206)
Other current and non-current assets	551	(42)	-	509
Accounts payable	5,875	139	-	6,014
Accrued expenses	15,560	(361)	-	15,199
Income taxes	2,897	1,598	-	4,495
Net cash provided by operating activities	12,963	1,433	-	14,396

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,193)	(80)	-	(6,273)
Proceeds from sale of property, plant and equipment	4,939	-	-	4,939
Intercompany note receivable	-	(3,884)	3,884	-
Cash paid for acquisition, net of cash acquired	(37,316)	-	2,736	(34,580)
Net cash used in investing activities	(38,570)	(3,964)	6,620	(35,914)

Cash flows from financing activities:
Proceeds from new Revolving Credit Facility	21,315	-	-	21,315
Purchase price adjustment	2,608	-	-	2,608
Intercompany note payable	3,884	-	(3,884)	-
Payments of financing fees	(562)	-	-	(562)
Equity contributions	560	-	-	560
Net cash provided by financing activities	27,805	-	(3,884)	23,921

Net increase (decrease) in cash	2,198	(2,531)	2,736	2,403

Cash at beginning of period	3,228	2,736	(2,736)	3,228
Cash at end of period	$5,426	$205	$-	$5,631

RATHGIBSON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009, 2008 and 2007

 (in thousands, except share data)

(19)

SUBSEQUENT EVENTS

On May 15, 2009, RathGibson entered into a waiver and seventh amendment to its Revolving Credit Facility with GECC.   The waiver and seventh amendment was entered into due to the failure to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end, and to change certain terms of the Revolving Credit Facility.  Pursuant to the waiver and seventh amendment, the requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end have been waived, and specified defaults in connection therewith, and the Revolving Credit Facility has been amended to (i) extend the requirement to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 to May 18, 2009; (ii) increase the interest rate charged on the borrowings under the Revolving Credit Facility to prime plus 3.00% or LIBOR plus 4.00%; (iii) increase the quarterly commitment fee to .75% of the unused capacity; and (iv) establish various covenants that, among other things, further restrict the Company’s ability to make restricted payments (as defined in the Revolving Credit Facility), require the Company to maintain minimum amounts available under the Revolving Credit Facility for each of the ten business days ended July 17, 2009 and July 31, 2009 and set forth conditions under which the Company would accelerate periodic reporting to GECC.

On May 4, 2009, RathGibson entered into a waiver and sixth amendment to its Revolving Credit Facility with GECC.  The waiver and sixth amendment was entered into due to the breach of a solvency requirement (as defined in the Revolving Credit Facility) with respect to RGCH Corp., at January 31, 2009.  Pursuant to the waiver and sixth amendment, the solvency requirements pertaining to RGCH Corp. contained in the Revolving Credit Facility have been waived, and specified defaults in connection therewith, for all periods prior to May 4, 2009 and the Revolving Credit Facility has been amended to exclude RGCH Corp. from all solvency requirements under the Revolving Credit Facility from and after May 4, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 1, 2008, the board of directors of RG Tube and acting on the Company’s behalf, dismissed Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm.

D&T’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended January 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal years ended January 31, 2008 and 2007 and during the subsequent period through May 1, 2008, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures.  During the fiscal years ended January 31, 2008 and 2007 and during the subsequent period through May 1, 2008, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided a copy of the disclosures above to D&T and requested D&T to furnish the Company with a letter addressed to the SEC stating whether or not D&T agrees with the foregoing statements and, if not, the respects in which it disagrees.  A copy of the letter dated May 7, 2008 from D&T to the SEC is filed as Exhibit 16.1 of the Company’s Current Report on Form 8-K dated May 7, 2008.

Simultaneously with the dismissal of D&T, the board of directors approved the engagement of KPMG LLP (“KPMG”) as its independent registered public accounting firm for the fiscal year ended January 31, 2009.  During the fiscal years ended January 31, 2008 and 2007 and during the subsequent period through May 1, 2008, the Company has not consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding the Company’s board of directors, the board of directors of RGCH Corp. and the board of directors of RG Tube as of April 30, 2009.  Each of the individuals has served as a member of the applicable board of directors since the dates indicated below in their biographical data.

Name	Age	Position

Michael G. Schwartz	50	President, Chief Executive Officer and Chief Operating Officer of
		RathGibson; President of Greenville; Member of RathGibson’s
		board of directors, the board of directors of Greenville, the board
		of directors of RGCH Corp. and the board of directors of RG Tube

Jon M. Smith	53	Chief Financial Officer of RathGibson and Greenville; Member of
		RathGibson’s board of directors, the board of directors of Greenville,
		the board of directors of RGCH Corp. and the board of directors of
		RG Tube

Edward A. Johnson	46	Member of the board of directors of RG Tube

John A. Janitz	66	Chairman of RathGibson’s board of directors; Member of the
		board of directors of RG Tube

Dominick J. Schiano	54	Member of the board of directors of RG Tube

Allen Yurko	57	Member of the board of directors of RG Tube

Michael G. Schwartz joined the Company in April 2008 as President and Chief Operating Officer and was appointed Chief Executive Officer of RathGibson in January 2009.  Mr. Schwartz has been President and a director of Greenville since January 2009.  Mr. Schwartz has been a member of the Company’s board of directors, the board of directors of RGCH Corp., the board of directors of RG Tube since January 2009.  Prior to joining the Company, Mr. Schwartz served as President and Chief Executive Officer of Airoom, Inc. (“Airoom”) from 2006 to 2007.   Before Airoom, Mr. Schwartz had over 15 years of progressively responsible experience with companies within Lennox International Inc., including President and COO for Heatcraft Worldwide Refrigeration from 2003 to 2005, Lennox North American Distributed Products from 2000 to 2003 and Armstrong Air from 1997 to 2000; Vice-President for Heatcraft Commercial Products from 1995 to 1997; and Sales and Marketing Director for the Heatcraft Heat Transfer Group from 1990 to 1994.  Mr. Schwartz received a B.S. in Mechanical Engineering from Iowa State University.

Jon M. Smith joined the Company in February 2009 as Chief Financial Officer of RathGibson and Greenville.  Mr. Smith has been a member of the Company’s board of directors, the board of directors of Greenville, the board of directors of RGCH Corp., the board of directors of RG Tube since February 2009.  Prior to joining the Company, Mr. Smith was Senior Director of Finance of the Engine and Transmission Components group of Magna Powertrain (“Magna”) from 2008 to 2009.  Before Magna, Mr. Smith held various management positions with privately held Teksid Aluminum from 2004 to 2008, including Chief Financial Officer.  Prior to this, Mr. Smith’s 30 year career included senior positions at public companies, TRW Inc. (“TRW”) and Textron Inc. (“Textron”).  Mr. Smith received a B.S. in Accounting from Kansas State University.

Edward A. Johnson became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Johnson is a Managing Director and Partner in DLJ Merchant Banking Partners (“DLJMBP”).  Mr. Johnson joined DLJMBP in 2000 upon the merger of Credit Suisse (“CS”) and Donaldson Lufkin & Jenrette (”DLJ”), having initially joined CS in September 1998 to focus on the growth capital investment program for CS’s domestic private equity fund, Credit Suisse First Boston Equity Partners, L.P.  Since 2001, he has focused on investments for DLJ Growth Capital Partners.  Prior to joining CS, he spent four years at E.M. Warburg Pincus, LLC where he was a generalist in the private equity area, and two years as a consultant for the Boston Consulting Group.  Prior to earning his M.B.A, he spent six years with Chevron Corporation as a refinery planner.  Mr. Johnson received a B.S. in Chemical Engineering with Honors from Stevens Institute of Technology in 1984 and an M.B.A. from The Wharton School of the University of Pennsylvania in 1992, where he was a Palmer Scholar.  He is a director of Deffenbaugh Industries, Inc., Den-Mat Holdings, LLC, The Service Companies, Inc. and United Site Services, Inc.

John A. Janitz became a member of the board of directors of RG Tube in June 2007 upon the consummation of the DLJ Acquisition.  Mr. Janitz is an Industry Partner in DLJMBP.  Mr. Janitz joined DLJMBP in March of 2007 as Chairman-Global Industrial Partners.  Mr. Janitz has over 40 years of management and investment experience in the industrial sector.  Mr. Janitz is responsible for sourcing investment opportunities, and for providing management guidance to DLJMBP with respect to industrial portfolio companies.  Prior to joining DLJMBP, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds (“Questor”), a $1 billion private equity turnaround fund, from 2003 to 2007.  Prior to joining Questor, from 1996 to 2001 Mr. Janitz was President and COO of Textron, a NYSE-listed multi-industry company with over $12 billion in worldwide sales.  Before Textron, Mr. Janitz was an Executive Vice President with TRW, an international company providing advanced technology products and services.  In addition, he served as President of Wickes Manufacturing Company (“Wickes”), and held a number of key executive positions with Wickes’ predecessor company, Gulf &Western Industries, Inc. (“Gulf & Western”).  Mr. Janitz holds a B.S. degree in mechanical engineering from Villanova University, an M.B.A. from Eastern Michigan University and is a graduate of the Harvard University Advanced Management Program.  Mr. Janitz is a director of STR Holdings LLC.

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

Allen Yurko became a member of the board of directors of RG Tube in April 2009.  Mr. Yurko joined DLJMBP in 2007 as the European Industrial Partner and is based in London. Prior to DLJMBP, Mr. Yurko was at Compass Partners (“Compass”), where he served from 2002 to 2007 as an Operating Partner and Director focused on industrial, electronic and general manufacturing buyouts.  While at Compass Mr. Yurko served as Chairman of three successful buyouts:  SSD Drives plc, FlaktWoods ag and ECO Group Spa.  Prior to Compass, Mr. Yurko was the CEO of Invensys plc (“Invensys”), which was formed through the merger of Siebe and BTR in 1999.  Before Invensys, Mr. Yurko served at Siebe as a VP, President, COO and finally as CEO from 1993 to 1999.  Prior to Siebe, Mr. Yurko served as the CFO of Mueller Holdings Inc. (“Mueller”), where he was the financial architect of Mueller’s leveraged buyout from the Mueller family and its subsequent sale to Tyco Incorporated Ltd. in 1988.  Mr. Yurko’s early career was in finance and accounting at Eaton Corporation and Joy Manufacturing.  Mr. Yurko holds a Bachelors of Business and Economics degree from Lehigh University and an M.B.A. from Baldwin-Wallace College.  Mr. Yurko is currently a director of Guala Closures SpA and has previously been a director of 18 other public and private companies in a total of 7 countries.

Executive Officers

The following table sets forth certain information regarding the Company’s executive officers at April 30, 2009.  Each of the individuals has served as an employee of the Company since the dates indicated below in their biographical data.

Name	Age	Position

Michael G. Schwartz	50	President, Chief Executive Officer and Chief Operating Officer
		of RathGibson; President of Greenville

Jon M. Smith	53	Chief Financial Officer of RathGibson and Greenville

Timothy L. Thomsen	50	Vice President - Global Sourcing

Richard E. Lore, Sr.	55	President - Mid-South Control Line

Jeffrey J. Nelb	52	Vice President and General Manager - North Branch

For the biographical summary of Messrs. Schwartz and Smith, see “DIRECTORS.”

Timothy L. Thomsen joined the Company in November 2007 as Vice President - Global Sourcing.  Prior to joining the Company, Mr. Thomsen was Managing Director, Procurement and Supply Chain Services for ADI Group (“ADI”) from 2006 to 2007.  Before ADI, Mr. Thomsen held various management positions with LSG Sky Chefs AG, including Senior Vice President, Global Procurement from 2001 to 2004 and Vice President, Procurement from 2000 to 2001.  Mr. Thomsen received a B.S./B.A. in Marketing from the University of Missouri - Columbia and M.B.A. from the University of Missouri - St. Louis.

Richard E. Lore, Sr. joined the Company in February 2008 after his company, Mid-South, was acquired by RathGibson.  Mr. Lore founded Mid-South in 1989 and built it into one of the world leaders of downhole control line products.  Prior to starting up Mid-South, Mr. Lore worked from 1981 to 1989 for Baker Hughes Incorporated in the oil and gas industry.  Mr. Lore is currently President of Mid-South Control Line, a division of RathGibson.

Jeffrey J.  Nelb joined the Company in September 2006 as Vice President and General Manager - North Branch.  Prior to joining the Company, Mr. Nelb was Vice President, North American Operations for Dyno Nobel Inc (“Dyno”) from 2003 to 2006.  Before Dyno, Mr. Nelb held various management positions with The Ensign-Bickford Company, including Commercial Products Manager from 1997 to 2003 and Corporate Controller from 1993 to 1997.  Mr. Nelb received an A.B. in Economics from Dartmouth College and M.B.A. from the University of Michigan.

Audit Committee

The audit committee of RG Tube functions as the Company’s audit committee.  The audit committee consists of Mr. Schiano (Chairman) and Mr. Yurko.  Mr. Yurko was appointed to the audit committee in April 2009 to replace Brian Zaumeyer, who resigned from the board of directors of RG Tube in February 2009.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

RG Tube’s compensation committee has the responsibility for establishing, monitoring and implementing the Company’s compensation program.  The Company’s compensation program for the executive officers named in the Summary Compensation Table (“Executives”), is specifically designed to attract, retain, motivate and appropriately reward talented executive officers who can contribute significantly to the Company’s financial growth and success.  Base salary and performance-based cash incentive payments are determined and paid annually and are designed to reward current performance.  Incentive unit awards in RG Tube are designed to reward longer term performance.  The goal of the compensation committee is to motivate Executives through the Company’s compensation program to build value for stockholders over the long term.  During fiscal 2009, the Executives were party to employment agreements with the Company governing the terms of their compensation.

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

Base Salary

Base salaries are important in attracting Executives and provide a secure base of cash compensation.  Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices.  Generally, base salaries will not be decreased, even if an Executive has not performed as expected, unless and until the failure to perform is continuous.  The Company recognizes that a decrease to base salaries may be appropriate in the current economic environment.

Salary planning begins with a percentage guideline for increases, based on the rate of increase in the Consumer Price Index for Urban Wage earners and Clerical Workers, as compiled by the U.S. Bureau of Labor Statistics for the preceding year, which is adjusted up or down for individual performance based on recommendations from Mr. Schwartz, the Company’s President, Chief Executive Officer and Chief Operating Officer.  The guidelines are set after considering competitive market data, affordability and current salary levels, as appropriate.  At the end of the year, Mr. Schwartz evaluates each Executive’s performance in light of the individual’s objectives.  Base salary compensates each Executive for the primary responsibilities of his/her position and is set at levels the Company believes enables it to attract and retain talent.  The compensation committee relies to a large extent on Mr. Schwartz’s evaluations of each Executive’s performance in adjusting base salaries.  Mr. Schwartz’s performance is reviewed annually by the compensation committee which recommends changes in base salary for approval by the board of directors.

In fiscal 2009, none of the Executives received increases in base salary.

Performance-Based Cash Incentive Compensation

Pursuant to the Executives’ employment agreements, performance-based cash incentive amounts are the responsibility of the compensation committee under a plan established by the Company and approved by the board of directors.  The Executives are eligible to receive an annual performance-based cash incentive payment of up to 200% of base salary with the Executive’s target bonus equaling up to 100% of base salary.  The annual performance-based cash incentive payments are paid in cash.  Actual awards are based on financial and individual performance.

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

Using these guidelines, the compensation committee evaluates the performance of each of the Company’s Executives.  Based on such evaluations, the compensation committee determines the annual performance-based cash incentive payment for Mr. Schwartz and approves the recommendations of Mr. Schwartz regarding performance-based cash incentive payments to other Executives, in each case based on individual performance consistent with the Company’s general compensation philosophy.

In April 2009, the compensation committee reviewed Mr. Schwartz’s performance against those goals using actual fiscal 2009 results and the other criteria in the employment agreement and decided on Mr. Schwartz’s performance-based cash incentive.  The compensation committee reviewed and approved Mr. Schwartz’s recommendations for the other Executives’ performance-based cash incentive.  In light of the Company’s performance for fiscal 2009, Messrs. Schwartz, Lore and Nelb waived their performance-based cash incentives for fiscal 2009.  Mr. Thomsen received the minimum amount of performance-based cash incentive of $100,000 pursuant to his employment agreement.  Mr. Smith joined the Company in February 2009 and was not eligible to receive any performance-based cash incentive for fiscal 2009.

Long-term Equity Incentive Compensation

The long-term equity incentive that the compensation committee employs is an equity incentive plan consisting of equity interests of RG Tube, in the form of Class B units, for issuance to executive officers, key employees and members of the board of directors.  The Class B units primarily vest based on the following: (i) ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years; and (ii) the achievement of certain annual performance-based targets.  Annual performance-based targets are based on shareholder value and are measured by applying an established multiple to actual Adjusted EBITDA, less net debt of the Company.  Vesting of certain units may be accelerated upon a change of control.  The long-term equity incentive compensation is intended to motivate the Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of the stockholders.  This is a significant portion of the total compensation package of the Executives and is an important retention tool.

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

COMPENSATION COMMITTEE

Edward A. Johnson
Michael G. Schwartz

Summary Compensation Table

The following table sets forth the Company’s information regarding compensation for the last three fiscal years awarded to, earned by, or paid to each of the Company’s current and former Chief Executive Officer, former Chief Financial Officer and three other most highly compensated executive officers at the end of fiscal 2009 (“Named Executive Officers”), excluding any pre-acquisition equity based compensation and bonuses payable upon the consummation of the CH Acquisition:

				Non-Equity
				Incentive	All
			Equity	Plan	Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total

Michael G. Schwartz(4)	2009	$310,096	$21,560	$-	$81,661	$413,317
President, Chief Executive
Officer and Chief
Operating Officer
(Principal Executive Officer)

Harley B. Kaplan(5)	2009	233,654	44,376	-	1,330,006	1,608,036
Former President and	2008	450,000	1,319,934	289,688	1,332,696	3,392,318
Chief Executive Officer	2007	424,000	74,916	451,000	62,407	1,012,323

Barry C. Nuss(6)	2009	291,500	12,684	-	708,467	1,012,651
Former Chief Financial Officer	2008	291,500	397,242	187,653	323,355	1,199,750
	2007	216,827	23,040	250,000	130,455	620,322

Timothy L. Thomsen(7)	2009	275,000	6,276	100,000	101,757	483,033
Vice President - Global Sourcing	2008	58,173	1,308	-	67,159	126,640

Richard E. Lore, Sr. (8)	2009	286,057	8,987	-	67,312	362,356
President - Mid-South
Control Line

Jeffrey J. Nelb(9)	2009	246,000	12,684	-	119,805	378,489
Vice President and General	2008	246,000	358,129	158,363	257,277	1,019,769
Manager - North Branch	2007	92,308	9,105	100,000	86,182	287,595

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

(2)

Non-equity incentive plan compensation represents performance-based cash incentives earned under the Company’s annual performance-based cash incentive plan.  Amounts presented are reported for the fiscal year in which they are earned, though they may have been paid in the following fiscal year.  Messrs. Schwartz, Lore and Nelb waived their performance-based cash incentives for fiscal 2009.  Non-equity incentive plan compensation for Mr. Thomsen in fiscal 2009 is comprised of the minimum amount payable pursuant to his employment agreement of $100,000.

(3)

The table below shows the components of “All Other Compensation” for the Named Executive Officers.

(4)

Mr. Schwartz joined the Company on March 31, 2008 as President and Chief Operating Officer.  In January 2009, Mr. Schwartz was appointed Chief Executive Officer of the Company.

(5)

Mr. Kaplan’s employment was terminated by the Company on August 6, 2008.

(6)

Mr. Nuss joined the Company on April 17, 2006.  Mr. Nuss’ employment was terminated by the Company on January 31, 2009.

(7)

Mr. Thomsen joined the Company on November 12, 2007.

(8)

Mr. Lore joined the Company on February 27, 2008 in connection with the Mid-South Acquisition.

(9)

Mr. Nelb joined the Company on September 11, 2006.

All Other Compensation Table

						Relocation,		College
						Housing		Reimburse-
						Allowance		ment		Country	Income
		Other				and Related		Scholarship	401(k)	Club	Tax
Name	Year	Bonuses		Severance		Expenses		Program	Contribution	Dues	Gross-Up		Total

Michael G. Schwartz	2009	$-		$-		$-		$20,173	$300	$-	$61,188	(F) $	81,661

Harley B. Kaplan	2009	-		1,235,443	(C)	77,541		11,114	-	5,909	-		1,330,007
	2008	1,125,000	(A)	-		59,066		17,819	8,373	-	122,438	(F)	1,332,696
	2007	-		-		43,420		8,763	10,224	-	-		62,407

Barry C. Nuss	2009	-		642,000	(D)	66,167		-	300	-	-		708,467
	2008	280,000	(A)	-		-		-	8,373	-	34,982	(F)	323,355
	2007	-		-		130,455		-	-	-	-		130,455

Timothy L. Thomsen	2009	-		-		81,617		19,840	300	-	-		101,757
	2008	50,000	(B)	-		-		-	-	-	17,159	(F)	67,159

Richard E. Lore, Sr.	2009	-		-		27,485	(E)	-	8,132	6,094	25,601	(F)	67,312

Jeffrey J. Nelb	2009	-		-		112,905		-	6,900	-	-		119,805
	2008	140,000	(A)	-		43,895		-	-	-	73,382	(G)	257,277
	2007	86,182	(B)	-		-		-	-	-	-		86,182

(A)

Other bonuses for fiscal 2008 are comprised of amounts paid to Named Executive Officers in connection with the DLJ Acquisition.

(B)

Other bonus for Mr. Thomsen in fiscal 2008 is comprised of a signing bonus; other bonus for Mr. Nelb in fiscal 2007 is comprised of a signing bonus.

(C)

Mr. Kaplan’s employment was terminated by the Company on August 6, 2008.  Severance for Mr. Kaplan in fiscal 2009 is comprised of the total amount payable under the terms of the separation agreement.  At January 31, 2009, the Company has accrued severance benefits of $702,854 remaining to be paid monthly over the remaining term of approximately eighteen and one-half months.

(D)

Mr. Nuss’ employment was terminated by the Company on January 31, 2009.  Severance for Mr. Nuss in fiscal 2009 is comprised of the total amount payable under the terms of the separation agreement.  At January 31, 2009, the Company has accrued severance benefits of $642,000 with $341,500 to be paid in February 2009 and the remaining balance of $300,500 to be paid monthly over the remaining term of approximately twelve months.

(E)

Relocation, housing allowance and related expenses for Mr. Lore in fiscal 2009 is comprised of the following:  $16,500 for housing allowance and 10,985 for auto allowance.

(F)

Income tax gross-up for fiscal 2009 and 2008 is comprised of an income tax reimbursement paid in connection with income tax elections made by the Named Executive Officers related to incentive units of RG Tube.

(G)

Income tax gross-up for Mr. Nelb in fiscal 2008 is comprised of the following: $38,990 for an income tax reimbursement paid in connection with income tax elections made by Mr. Nelb related to incentive units of RG Tube and $34,392 for an income tax reimbursement paid in connection with a relocation payment.

Grants of Plan-Based Awards

The following table provides information concerning grants of plan-based awards to the Company’s Named Executive Officers in fiscal 2009.

		Estimated Future Payouts Under			Estimated
		Non-Equity Incentive Plan Awards(1)			Future
					Payouts	All Other
					Under	Stock
					Equity	Awards:	Grant Date
					Incentive	Number	Fair Value
					Plan	of Shares	of Stock
	Grant				Awards(2)	of Stock	and Option
Name	Date	Threshold	Target	Maximum	Target	or Units(3)	Awards(4)

Michael G. Schwartz	-	$-	$310,096	$620,192	-	-	$-
	March 31, 2008	-	-	-	15,453	7,726	129,340

Timothy L. Thomsen	-	100,000	-	137,500	-	-	-
	-	-	-	-	-	-	-

Richard E. Lore, Sr.	-	-	286,057	572,114	-	-	-
	February 27, 2008	-	-	-	5,795	2,897	49,024

Jeffrey J. Nelb	-	-	246,000	492,000	-	-	-
	-	-	-	-	-	-	-

(1)

Estimated future payouts under non-equity incentive plan awards represent potential threshold, target and maximum performance-based cash incentive available to the Named Executive Officers under the Company’s annual performance-based cash incentive plan.  The actual amounts earned under this plan for fiscal 2009 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

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

Employment Agreements

On March 31, 2008, the Company entered into an employment agreement with Mr. Schwartz to serve as the President and Chief Operating Officer of the Company.  The initial term of Mr. Schwartz’s employment agreement is one year, unless earlier terminated, and will renew for successive one-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Schwartz receives an initial base salary of $375,000, subject to increase, and an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of the Company or a committee thereof.  The performance-based cash incentive will be prorated for fiscal 2009.  Mr. Schwartz is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other executive officers.

In January 2009, the Company appointed Mr. Schwartz the Chief Executive Officer of the Company, replacing Mr. Kaplan who had been terminated by the Company.  In connection with the appointment, Mr. Schwartz’s employment agreement was amended on January 29, 2009.  Under the terms of the amended and restated employment agreement, Mr. Schwartz base salary was increased to $400,000 from $375,000.

Upon a termination of Mr. Schwartz’s employment by the Company without “cause,” as defined in the amended and restated employment agreement, or a termination by Mr. Schwartz for “good reason,” as defined in the amended and restated employment agreement, Mr. Schwartz will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; a prorated performance-based cash incentive for the year of his termination; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Schwartz’s employment by the Company for “cause,” by Mr. Schwartz without “good reason,” or due to Mr. Schwartz’s death or disability, Mr. Schwartz would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.  In the event of a termination of Mr. Schwartz’s employment due to the Company’s election not to renew the term of his employment, Mr. Schwartz would be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; a prorated performance-based cash incentive for the year of his termination; and continued medical and dental coverage for 12 months after the date of termination.

On February 3, 2009, the Company entered into an employment agreement with Mr. Smith to serve as the Chief Financial Officer of the Company, replacing Mr. Nuss who had been terminated by the Company.  The initial term of Mr. Smith’s employment agreement is one year, unless earlier terminated, and will renew for successive one-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Smith receives an initial base salary of $250,000, subject to increase, and an annual performance-based cash incentive of up to 100% of base salary under a plan established by the Company or the board of directors of the Company or a committee thereof.  Mr. Smith is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other executive officers.

Upon a termination of Mr. Smith’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Smith for “good reason,” as defined in the employment agreement, Mr. Smith will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation, if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Smith’s employment by the Company for “cause,” by Mr. Smith without “good reason,” or due to Mr. Smith’s death or disability, Mr. Smith would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.  In the event of a termination of Mr. Smith’s employment due to the Company’s election not to renew the term of his employment, Mr. Smith would be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; continued base salary for 9 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 9 months after the date of termination.

On November 12, 2007, the Company, RGCH Corp. and RG Tube entered into an employment agreement with Mr. Thomsen to serve as Vice President – Global Sourcing.  The initial term of Mr. Thomsen’s employment agreement is from November 12, 2007 until August 11, 2009, unless earlier terminated, and will renew for successive one-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Thomsen receives an initial base salary of $275,000, subject to increase, and an annual performance-based cash incentive of up to 50% of base salary under a plan established by the Company or the board of directors of the Company or a committee thereof.  For fiscal 2009, Mr. Thomsen’s performance-based cash incentive shall be a minimum of $100,000.  Mr. Thomsen is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other executive officers.

Upon a termination of Mr. Thomsen’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Thomsen for “good reason,” as defined in the employment agreement, Mr. Thomsen will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Thomsen’s employment by the Company for “cause,” by Mr. Thomsen without “good reason,” or due to Mr. Thomsen’s death or disability, Mr. Thomsen would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.  In the event of a termination of Mr. Thomsen’s employment due to the Company’s election not to renew the term of his employment, Mr. Thomsen would be entitled to his accrued but unpaid base salary and benefits to the date of termination.

On February 27, 2008, the Company entered into an employment agreement with Mr. Lore to serve as the President - Mid-South Control Line.  The initial term of Mr. Lore’s employment agreement is two years, unless earlier terminated, and will renew for successive one-year terms unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Lore receives an initial base salary of $312,500, subject to increase, and an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors of the Company or a committee thereof.  Mr. Lore is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other executive officers.

Upon a termination of Mr. Lore’s employment by the Company without “cause,” as defined in the employment agreement, or a termination by Mr. Lore for “good reason,” as defined in the employment agreement, Mr. Lore will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Lore’s employment by the Company for “cause,” by Mr. Lore without “good reason,” or due to Mr. Lore’s death or disability, Mr. Lore would only be entitled to accrued but unpaid base salary and benefits to the date of the termination.  In the event of a termination of Mr. Lore’s employment due to the Company’s election not to renew the term of his employment, Mr. Lore would be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; and continued base salary for 6 months after the date of termination, payable in monthly installments.

On September 11, 2006, the Company, RGCH Corp. and RGCH LLC entered into an employment agreement with Mr. Nelb.  On April 25, 2007, the Company, RGCH Corp., RGCH LLC and Mr. Nelb entered into an amended and restated employment agreement.   The initial term of Mr. Nelb’s employment agreement is for one year, unless earlier terminated, and will renew for successive one-year periods unless either party provides notice of non-renewal in accordance with the agreement.  Mr. Nelb receives an initial base salary of $240,000, subject to increase, and an annual performance-based cash incentive of up to 100% of the base salary under a plan established by the Company or the board of directors or a committee thereof.  Mr. Nelb is entitled, to the extent eligible, to participate in all of the Company’s benefit plans which may be available to other senior executives.

In connection with the DLJ acquisition, Mr. Nelb’s amended and restated employment agreement was amended on June 15, 2007.  Under the terms of the amendments to the amended and restated employment agreement, Mr. Nelb receives an annual performance-based cash incentive of up to 200% of base salary under a plan established by the Company or the board of directors or a committee thereof.  Additionally, the amendment assigned RGCH LLC’s rights and obligations under the employment agreement to RG Tube.

Upon a termination of Mr. Nelb’s employment by the Company without “cause,” as defined in the amended and restated employment agreement, or a termination by Mr. Nelb for “good reason,” as defined in the amended and restated employment agreement, Mr. Nelb will be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; and continued medical and dental coverage for 12 months after the date of termination.  In the event of a termination of Mr. Nelb’s employment by the Company for “cause,” by Mr. Nelb without “good reason,” or due to Mr. Nelb’s death or disability, Mr. Nelb would be entitled to receive his accrued but unpaid base salary and benefits to the date of termination.  In the event of a termination of Mr. Nelb’s employment due to the Company’s election not to renew the term of his employment, Mr. Nelb would be entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; and continued base salary for 6 months after the date of termination, payable in monthly installments.

On December 9, 2008, each of the Named Executive Officer’s employment agreement was amended to comply with Section 409A of the Internal Revenue Code.  Each of the Named Executive Officers is also subject to certain nondisparagement, confidentiality, non-solicitation, no-hire and non-competition covenants pursuant to their employment agreements.

Incentive Units

RG Tube has allocated equity interests of RG Tube, in the form of Class B units, as incentive based grants for issuance to the Company’s executive officers, key employees and members of the board of directors.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning incentive units of RG Tube for the Company’s Named Executive Officers as of January 31, 2009.

Equity
	Equity	Incentive
	Incentive	Plan Awards:
	Plan Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Shares, Units	Shares, Units
	or Other Rights	or Other Rights
	That Have	That Have
Name	Not Vested(1)	Not Vested(2)

Michael G. Schwartz	18,801	$-

Harley B. Kaplan(3)	-	-

Barry C. Nuss(4)	-	-

Timothy L. Thomsen	4,571	-

Richard E. Lore, Sr.	7,002	-

Jeffrey J. Nelb	8,821	-

(1)

Incentive units are subject to vesting based on a combination of ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years, and annual performance-based targets.

(2)

Market value for the incentive units, which approximated $0.00 per unit, were determined based on the estimated fair value of the Company as of January 31, 2009.

(3)

36,282 incentive units were forfeited on August 6, 2008 in connection with Mr. Kaplan’s termination of employment.

(4)

10,367 incentive units were forfeited on January 31, 2009 in connection with Mr. Nuss’ termination of employment.

Option Exercises and Stock Vested

The following table provides information concerning incentive units of RG Tube that vested during fiscal 2009 for the Company’s Named Executive Officers.

	Number of
	Shares	Value
	Acquired	Realized
	on	on
Name	Vesting(1)	Vesting(2)

Michael G. Schwartz	1,288	$-

Harley B. Kaplan	4,282	-

Barry C. Nuss	1,223	-

Timothy L. Thomsen	451	-

Richard E. Lore, Sr.	531	-

Jeffrey J. Nelb	1,223	-

(1)

Incentive units of RG Tube are subject to vesting based on a combination of ratably over certain specified periods of continuing employment, generally on a monthly basis over 5 years, and annual performance-based targets.

(2)

Market value for the incentive units of RG Tube, which approximated $0.00 per unit, was determined based on the estimated fair value of the Company as of January 31, 2009.

Pension Benefits

The Company does not maintain a defined benefit pension plan.

Non-qualified Plans

The Company does not maintain any non-qualified deferred compensation or defined contribution plans; none of the Named Executive Officers had any non-qualified deferred compensation with the Company.

Potential Payments Upon Termination or Change in Control

The table and discussion below sets forth the amount of compensation and/or other benefits due to each of the Named Executive Officers: (i) in the event of a change in control; and (ii) upon the termination of the Named Executive Officer’s employment, including in connection with a death or disability.  The amounts shown assume that such change in control occurred on, or that such termination was effective as of January 31, 2009.  Thus, the amounts shown below include amounts earned through such time and are estimates of the amounts that would be paid out to the Named Executive Officers upon the occurrence of a change in control or their termination, as applicable.  The actual amounts to be paid out can only be determined at the time of a change in control or the Named Executive Officer’s separation from the Company.

	Termination				Election
	Without				Not to
	Cause or		Termination		Renew the	Change
	for Good	Termination	Without	Death or	Term of	in
Name	Reason	for Cause	Good Reason	Disability	Employment	Control

Michael G. Schwartz
Severance pay(1)	$400,000	$-	$-	$-	$400,000	$-
Medical and dental benefits	16,034	-	-	-	16,034	-
Purchase of incentive units(2)	-	-	-	-	-	-
Total	$416,034	$-	$-	$-	$416,034	$-

Timothy L. Thomsen
Severance pay	$275,000	$-	$-	$-	$-	$-
Medical and dental benefits	16,034	-	-	-	-	-
Purchase of incentive units(2)	-	-	-	-	-	-
Total	$291,034	$-	$-	$-	$-	$-

Richard E. Lore, Sr.
Severance pay	$312,500	$-	$-	$-	$156,250	$-
Medical and dental benefits	9,162	-	-	-	-	-
Purchase of incentive units(2)	-	-	-	-	-	-
Total	$321,662	$-	$-	$-	$156,250	$-

Jeffrey J. Nelb
Severance pay	$246,000	$-	$-	$-	$123,000	$-
Medical and dental benefits	16,034	-	-	-	-	-
Purchase of incentive units(2)	-	-	-	-	-	-
Total	$260,511	$-	$-	$-	$123,000	$-

(1)

For a termination of Mr. Schwartz’s employment without cause, by Mr. Schwartz with good reason or election not to renew the term of his employment, Mr. Schwartz would also be entitled to receive a prorated performance-based cash incentive for the fiscal year of termination.

(2)

For a termination of employment without cause, by the employee with good reason or election not to renew the term of employment, all of the nonvested incentive units of RG Tube that are subject to specified periods of continuing employment and performance targets after the fiscal year of termination will immediately be forfeited.

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

Market value for the incentive units of RG Tube was determined based on the estimated fair value of the Company as of January 31, 2009, which approximated $0.00 per unit.

On August 6, 2008, Mr. Kaplan’s employment was terminated by the Company.  Pursuant to the separation agreement between Mr. Kaplan and the Company, RGCH Corp. and RG Tube, Mr. Kaplan is entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation, if any, to the date of termination; continued base salary for 24 months after the date of termination, payable in monthly installments; a prorated performance-based cash incentive for the year of his termination; continued medical and dental coverage for 24 months after the date of termination; and payment under the college reimbursement scholarship program with respect to Mr. Kaplan’s daughter for the fall semester of 2008.

On January 31, 2009, Mr. Nuss’ employment was terminated by the Company.  Pursuant to the separation agreement between Mr. Nuss and the Company, RGCH Corp. and RG Tube, Mr. Nuss is entitled to the following: his accrued but unpaid base salary and benefits to the date of termination; accrued and unpaid vacation, if any, to the date of termination; continued base salary for 12 months after the date of termination, payable in monthly installments; a prorated performance-based cash incentive for the year of his termination; continued medical and dental coverage for 24 months after the date of termination; and a retention bonus.

Compensation of Directors

The following table sets forth the Company’s information regarding compensation for non-employee directors of the Company, RGCH Corp. and RG Tube for fiscal 2009:

	Fees
	Earned
	or		All
	Paid in	Stock	Other
Name(1)	Cash	Awards	Compensation(2)	Total

Edward A. Johnson	-	-	-	-

John A. Janitz	-	-	50,000	50,000

Dominick J. Schiano	-	-	50,000	50,000

(1)

Each of the directors is a member of the board of directors of RG Tube.

(2)

All other compensation for each of Messrs. Janitz and Schiano is comprised of advisory service fees earned under the advisory services agreement between RathGibson, together with RGCH Corp. and RG Tube, and DLJMB.

Narrative Disclosure to Director Compensation Table

All of the members of the Company, RGCH Corp. and RG Tube’s board of directors are either employees of the Company or DLJMB, therefore, no fees were awarded to, earned by or paid to the members for services rendered.  Messrs. Schiano and Janitz are parties to the advisory services agreement with DLJMB.  Additional information regarding the advisory services agreement is contained in Item 13 of this Form 10-K.  All members of the Company, RGCH Corp. and RG Tube’s board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they serve and of committees thereof.

Compensation Committee Interlocks and Insider Participation

None of the Company’s Named Executive Officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s issued and outstanding capital stock is held by RGCH Corp.  RGCH Corp. is a direct, wholly-owned subsidiary of RG Tube and approximately 83% and 5%, respectively, of the equity interests of RG Tube are owned by DLJMB and its affiliates, and certain members of management.

The following table sets forth information as of April 30, 2009 with respect to the beneficial ownership of RG Tube’s equity interests by:

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

		Percentage
	Number of	of Total
	Class A	Class A
Name and Address of Beneficial Owner	Units	Units (%)

DLJ Merchant Banking Partners and affiliates(1)	881,250.5	83.1%
Michael G. Schwartz(2)	-	-
Harley B. Kaplan(2)(4)	10,000.0	*
Jon M. Smith(2)	-	-
Barry C. Nuss(2)(5)	2,000.0	*
Edward A. Johnson(3)	-	-
John A. Janitz(3)	-	-
Dominick J. Schiano(3)	-	-
Allen Yurko(3)	-	-
Timothy L. Thomsen(2)	-	-
Richard E. Lore, Sr. (2)	50,000.0	4.7
Jeffrey J. Nelb(2)	3,500.0	*

All directors and executive officers as a group	53,500.0	5.0%
(9 persons)

*

Denotes beneficial ownership of less than 1% of the class of units.

(1)

Includes Class A units owned by DLJ Merchant Banking Partners IV (Pacific), L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV, L.P., and MBP IV Plan Investors, L.P. MBP IV Pacific LLC is the general partner of DLJ Merchant Banking Partners IV (Pacific), L.P.  DLJ Merchant Banking IV, L.P. is the domestic general partner of DLJ Offshore Partners IV, L.P., the general partner of DLJ Merchant Banking Partners IV, L.P. and the owner of MBP IV Pacific LLC.   DLJ Merchant Banking IV (Cayman), L.P. is the overseas general partner of DLJ Offshore Partners IV, L.P.  DLJ Merchant Banking, Inc. is the general partner of DLJ Merchant Banking IV, L.P. and DLJ Merchant Banking IV (Cayman), L.P.  DLJ LBO Plans Management Corporation is the general partner of MBP IV Plan Investors, L.P.

Also includes Class A units owned by IP III Plan Investors, L.P., DLJ Investment Partners III, L.P. and DLJ Investment Partners, L.P.  DLJ LBO Plans Management Corporation is the general partner of IP III Plan Investors, L.P.  DLJ Investment Associates III, L.P. is the general partner of DLJ Investment Partners III, L.P. and DLJ Investment Partners, L.P.  The general partner of DLJ Investment Associates III, L.P. is DLJ Investment Partners, Inc.

Additionally, includes Class A units owned by DLJ Merchant Banking Funding, Inc. and Credit Suisse Securities (USA) LLC.

Each of the owners of Class A units are collectively referred to as the “DLJ Funds.”

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

(2)

The address for Mr. Schwartz and the Company’s other executive officers named in the table, including the former executive officers, is 475 Half Day Road, Suite 210, Lincolnshire, Illinois 60069.

(3)

The business address of each of Messrs. Johnson, Janitz, Schiano and Yurko is Eleven Madison Avenue, New York, New York 10010.  Mr. Johnson is a Managing Director of DLJMBP, Mr. Janitz is Chairman – Global Industrial Partners at DLJMBP, Mr. Schiano is Vice Chairman – Global Industrial Partners at DLJMBP and Mr. Yurko is European Industrial Partner at DLJMBP.  Each of Messrs. Johnson, Janitz, Schiano and Yurko disclaims beneficial ownership of the Class A units referred to in the preceding note (1).

(4)

Mr. Kaplan’s employment was terminated by the Company on August 6, 2008.

(5)

Mr. Nuss’ employment was terminated by the Company on January 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Services Agreement

On June 15, 2007, RathGibson, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or RathGibson, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.   For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During fiscal 2009, $1.0 million of annual advisory fees, respectively, was amortized to selling, general and administrative expenses within the consolidated statements of operations.

Management Equity

In connection with the Mid-South Acquisition, certain stockholders of Mid-South received equity interests in RG Tube of $6.0 million in lieu of cash purchase consideration.  Additionally, RG Tube and the Company agreed to reduce its cash payment to the stockholders of Mid-South by $6.0 million, which was recorded by the Company as an equity contribution from RG Tube.

In connection with the Mid-South Acquisition, RathGibson assumed Mid-South’s existing facility leases with a company owned 50% by Mr. Lore, an executive officer of the Company.  The leases expire on February 29, 2016 and April 30, 2018.  During fiscal 2009, the Company recorded $.2 million of rental expense related to these leases.

In connection with the DLJ Acquisition, certain members of management, including the Company’s executive officers, made an equity investment in the aggregate amount of approximately $4.1 million in RG Tube, through the exchange of RGCH LLC’s equity interests held by management.

RG Tube has allocated equity interests of RG Tube, in the form of Class B units, for issuance to the Company’s executive officers, key employees and members of the board of directors.  See Item 12 of this Annual Report on Form 10-K, “Executive Compensation - Compensation Discussion and Analysis - Long-term Equity Incentive Compensation.”

Related Party Transaction Approval Policy

The Company does not have a policy for the approval of related party transactions, but will consider in fiscal 2010, whether adopting such a policy is appropriate.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors appointed the firm of KPMG and D&T, independent registered public accounting firms, to audit the Company’s books, records and accounts for fiscal 2009 and 2008, respectively.

The following table presents aggregate fees for professional services billed by KPMG and D&T to the Company for the fiscal years ended January 31:

	2009	2008

Audit fees(1)	$278,250	$293,180
Audit-related fees(2)	248,222	28,150
Tax fees	-	8,500
All other fees(3)	-	-
Total fees	$526,472	$329,830

(1)

Audit fees consist of fees billed to the Company by KPMG and D&T for professional services for the audit of the Company’s financial statements filed with the Company’s Annual Report on Form 10-K and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)

Audit related fees consist of fees billed to the Company by KPMG and D&T for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements.  For fiscal 2009, these services include due diligence and audit procedures in connection with the Mid-South Acquisition.  For fiscal 2008, these services include a review by D&T of management’s assessment on internal control over financial reporting.

(3)

Tax fees consist of fees billed to the Company by D&T for professional services for tax compliance.

Pre-Approval Policies and Procedures

The Audit Committee approves all services rendered by KPMG to the Company and approves all fees paid to KPMG.  The audit committee requires that management obtain the prior approval of the audit committee for all audit and permissible non-audit services to be provided by KPMG.  The audit committee considers and approves anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees.  The audit committee will not approve non-audit engagements that would violate rules of the SEC or impair the independence of KPMG.  In fiscal 2009, the audit committee pre-approved 100% of the services performed by KPMG relating to “audit-related fees.”

PART IV

Item 15. Exhibits.

(a)

The following documents are filed as part of this Annual Report on Form 10-K:

(1)

Financial Statements

A list of the consolidated financial statements, related notes and report of independent registered public accounting firm is set forth in Item 8 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts, filed as exhibit 99.1.

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

10.2**	Security Agreement, dated as of February 7, 2006, among RathGibson, Inc. and RGCH Holdings Corp. and General Electric Capital Corporation, individually and in its capacity as Agents for Lenders.
10.3**	Pledge Agreement, dated as of February 7, 2006, between RGCH Holdings Corp. and General Electric Capital Corporation in its capacity as Agent for Lenders.
10.4**	Trademark Security Agreement, dated as of February 7, 2006, by RathGibson, Inc., RGCH Holdings Corp., in favor of General Electric Capital Corporation, in its capacity as Agents for Lenders.
10.5**	Employment Agreement, dated as of February 7, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Harley B. Kaplan.
10.6**	Employment Agreement, dated as of April 17, 2006, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Barry Nuss.
10.7**

Amendment No. 1 to Credit Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., the other persons designated as “Credit Parties” on the signature pages thereof, the financial institutions who are or thereafter become parties to the Agreement as Lenders, and General Electric Capital Corporation, as the initial L/C Issuer and as Agent.

10.8**	Stock Purchase Agreement, dated as of August 15, 2006, by and among RathGibson, Inc., Greenville Tube Company and the Sellers named therein.

10.9

Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated December 22, 2006, by RathGibson, Inc., Leasehold Mortgagor, to General Electric Capital Corporation, as Agent and Leasehold Mortgagee.  Incorporated herein by reference to Exhibit 10.15 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

10.10

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

10.13

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

10.14

Advisory Services Agreement, dated as of June 15, 2007, by and among RG Tube Holdings, Inc., RGCH Holdings Corp., RathGibson, Inc. and DLJ Merchant Banking, Inc.  Incorporated herein by reference to Exhibit 10.2 of RathGibson, Inc.’s Current Report on Form 8-K dated June 21, 2007.

10.15

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

10.20

Corporate Guaranty Agreement, dated as of December 1, 2007, by and among RathGibson, Inc. and the other parties named therein.  Incorporated herein by reference to Exhibit 10.2 of RathGibson, Inc.’s Current Report on Form 8-K dated December 19, 2007.

10.21

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

10.22

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

10.23

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

10.24

Amendment No. 1 to Advisory Services Agreement, dated as of October 9, 2007, by and among RG Tube Holdings, Inc., RGCH Holdings Corp., RathGibson, Inc. and DLJ Merchant Banking, Inc.  Incorporated herein by reference to Exhibit 10.28 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

10.25

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

10.26

Employment Agreement, dated as of March 31, 2008, by and among RathGibson, Inc. and Michael G. Schwartz.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated April 24, 2008.

10.27

Separation Agreement and General Release, dated as of August 6, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Harley B. Kaplan.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008.

10.28

Employment Agreement, dated as of February 3, 2009, by and among RathGibson, Inc. and Jon Smith.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated January 30, 2009.

10.29

Amended and Restated Employment Agreement, dated as of January 26, 2009, by and among RathGibson, Inc. and Michael G. Schwartz.  Incorporated herein by reference to Exhibit 10.1 of RathGibson, Inc.’s Current Report on Form 8-K dated April 13, 2009.

10.30*	Employment Agreement, dated as of November 12, 2007, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Timothy L. Thomsen.

10.31*	Employment Agreement, dated as of February 27, 2008, by and among RathGibson, Inc. and Richard E. Lore, Sr.

10.32*	Amendment No. 2 to Employment Agreement, dated as of October 17, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RGCH Holdings LLC and Barry Nuss.

10.33*	Amendment #1 to Employment Agreement, dated as of November 10, 2008, by and among RathGibson, Inc. and Michael G. Schwartz.

10.34*	Amendment #2 to Employment Agreement, dated as of December 9, 2008, by and among RathGibson, Inc. and Michael G. Schwartz.

10.35*	Amendment No. 3 to Employment Agreement, dated as of December 9, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Barry Nuss.

10.36*	Amendment #1 to Employment Agreement, dated as of December 9, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Timothy L. Thomsen.

10.37*	Amendment #1 to Employment Agreement, dated as of December 9, 2008, by and among RathGibson, Inc. and Richard E. Lore, Sr.

10.38*	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of December 9, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Jeffrey J. Nelb.

10.39*	Separation Agreement and General Release, dated as of December 16, 2008, by and among RathGibson, Inc., RGCH Holdings Corp. and RG Tube Holdings LLC and Barry Nuss.

12*	Computation of Ratio of Earnings to Fixed Charges.
14	Code of Business Conduct. Incorporated herein by reference to Exhibit 14 of RathGibson, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
21*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.2*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certifications.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications.

99.1*

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule - KPMG LLP and Schedule II - Valuation and Qualifying Accounts - Fiscal Years Ended January 31, 2009, 2008 and 2007.

*   Filed herewith.

** Incorporated herein by reference to an exhibit of the Company’s Registration Statement on Form S-4 (File No. 333-134875).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATHGIBSON, INC.

Date: May 18, 2009

/s/ Michael G. Schwartz

Michael G. Schwartz
President, Chief Executive Officer
and Chief Operating Officer
(Authorized Signatory and
Principal Executive Officer)

Date: May 18, 2009

/s/ Jon M. Smith

Jon M. Smith
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Schwartz	President, Chief Executive Officer, Chief	May 18, 2009
Michael G. Schwartz	Operating Officer and Director

/s/ Jon M. Smith	Chief Financial Officer and Director	May 18, 2009
Jon M. Smith