Form 10-Q
period 2009-04-30
RathGibson Inc; Greenville Tube CO
filed 2009-06-15
CIK 1363346, 1378670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

At June 15, 2009, 100 shares of Common Stock were outstanding.

RATHGIBSON, INC.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

PART I

Item 1. Financial Statements.

RATHGIBSON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

 (Unaudited)

	April 30,	January 31,
	2009	2009
Assets
Current assets:
Cash	$1,906	$1,425
Accounts receivable, net of reserves of $528 and $530 at April
30, 2009 and January 31, 2009, respectively	24,882	37,536
Inventories, net	57,992	66,247
Prepaid expenses and other	2,723	2,508
Refundable income taxes	211	527
Deferred income taxes	4,272	4,832
Total current assets	91,986	113,075

Property, plant and equipment, net	51,830	52,320

Goodwill	31,023	31,023
Other intangible assets, net	129,679	132,536
Deferred financing costs and other	616	637
Total assets	$305,134	$329,591

Liabilities and Stockholder’s Deficiency
Current liabilities:
Current installments of long-term debt	$261	$257
Accounts payable	14,672	16,271
Accrued expenses	15,255	21,131
Income taxes payable	2,374	202
Total current liabilities	32,562	37,861

Long-term debt, less current installments	252,252	259,180

Deferred income taxes	34,377	39,223

Stockholder’s deficiency:
Common stock, $.01 par value; 260,000 shares authorized, 100 shares
issued and outstanding	-	-
Additional paid-in capital	214,514	214,452
Accumulated deficit	(228,571)	(221,125)
Total stockholder’s deficiency	(14,057)	(6,673)
Total liabilities and stockholder’s deficiency	$305,134	$329,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2009	2008

Net sales	$53,705	$86,423
Cost of goods sold	50,241	69,976
Gross profit	3,464	16,447

Operating expenses:
Selling, general and administrative	6,601	6,566
Amortization	2,857	3,176
	9,458	9,742
Income (loss) from operations	(5,994)	6,705

Interest expense	5,722	6,189
Income (loss) before income taxes	(11,716)	516

Income tax expense (benefit)	(4,270)	194
Net income (loss)	$(7,446)	$322

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,446)	$322
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	4,687	4,670
Net amortization of deferred financing
costs and bond premium	(307)	(282)
Expensing of write-up of inventories	-	666
Deferred income taxes	(4,286)	(219)
Incentive unit expense	62	61
Change in assets and liabilities, net of acquisition:
Accounts receivable	12,654	2,157
Inventories	8,255	(4,036)
Other current and non-current assets	(140)	(775)
Accounts payable	(1,779)	(338)
Accrued expenses	(5,876)	(6,602)
Income taxes	2,488	1,811
Net cash provided by (used in) operating activities	8,312	(2,565)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,160)	(2,789)
Cash paid for acquisition, net of cash acquired	-	(20,175)
Net cash used in investing activities	(1,160)	(22,964)

Cash flows from financing activities:
Net proceeds from (payments on) Revolving Credit Facility	(6,508)	27,630
Payments on long-term debt	(63)	(60)
Payments of financing fees	(100)	(221)
Net cash provided by (used in) financing activities	(6,671)	27,349

Net increase in cash	481	1,820

Cash at beginning of period	1,425	680
Cash at end of period	$1,906	$2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

(1)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

RathGibson, Inc. (“RathGibson”) and its subsidiaries, Greenville Tube Company (“Greenville”) and RathGibson’s foreign subsidiaries (together with RathGibson, the “Company”), is one of the world’s leading specialty manufacturers of highly engineered premium stainless steel and alloy tubular products.  The Company’s products are designed to meet customer specifications and are used in environments that require high-performance characteristics, such as exceptional strength and the ability to withstand highly corrosive materials, extreme temperatures or high-pressure.  The Company sells over 1,000 products globally to diverse end-markets, including (i) chemical/petrochemical processing and power generation; (ii) energy; (iii) food, beverage and pharmaceuticals; and (iv) general commercial.  The Company sells these products to value-added tubing distributors, original equipment manufacturers, or OEMs, and engineering firms that often recommend the Company’s products for projects on which they are engaged.  The Company’s primary trade brands, RathGibson and GTC®, are recognized as industry leaders and the Company’s products have won numerous awards for quality and reliability from customers.

The Company is wholly-owned by RGCH Holdings Corp. (“RGCH Corp.”), a wholly-owned subsidiary of RG Tube Holdings LLC (“RG Tube”), an affiliate of DLJ Merchant Banking Partners IV, L.P. and affiliated investment funds (“DLJ Funds”).

The Company has prepared its condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company’s debt has been classified in the Company’s condensed consolidated financial statements as long-term debt (except for the portion scheduled to come due in the short-term).  The Company’s ability to continue operating as a going concern is substantially dependent on the successful execution of many of the actions referred to below, on the timeline contemplated by the Company’s plans.  The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should it be unable to continue operating as a going concern.

The Company had a net loss of $7,446 in the first quarter of fiscal 2010.  Additionally, the Company had a net loss of $216,196 in the fiscal year ended January 31, 2009, including net losses in the third and fourth quarters of $122,939 and $94,760, respectively.  The net losses in the third and fourth quarters of fiscal 2009 included charges for the impairments of goodwill and tradenames of $124,511 and $103,891, respectively.  Net sales declined sharply from $82,954 in the third quarter of fiscal 2009 to $66,534 in the fourth quarter of fiscal 2009 and $53,705 in the first quarter of fiscal 2010.  As a result of these reported net losses, the Company has an accumulated deficit and a stockholder’s deficiency of $228,571 and $14,057, respectively, at April 30, 2009.  The Company manufactures stainless steel and specialty alloy tubular products that are used by a variety of specialty industrial and commercial end-users.  Demand for the Company’s products is driven by demand for products manufactured or sold by these specialty end-users.  The demand for the Company’s end-users’ products fluctuates based on economic conditions or other matters beyond its control, including macroeconomic policies, geopolitical developments and the strength of the U.S. dollar.  It is difficult to predict new general economic conditions that could impact demand for the Company’s products or the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors.  The recent emergence of a number of negative economic factors, including the collapse of world financial markets, heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a deep and prolonged recession or depression have negatively impacted the Company’s business.  The timing and nature of any recovery in world financial markets, as well as the global economic environment, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be materially adversely affected.  Additionally, further impairments of goodwill, tradenames or other assets may occur in the future.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

During each of the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, the Company experienced significant net losses and a significant decrease in net sales, which it believes resulted primarily from the reduced demand for its products caused by the unprecedented world-wide economic downturn during these periods.   This trend in declining net sales has continued into the second quarter of fiscal 2010.  The Company is unable to predict when global economic conditions will improve, but it does not expect the pressures on its net sales and profitability to alleviate in the near term.

During the second quarter of fiscal 2010, following prior disclosures by the Company about its financial condition and compliance with its covenants under the five-year, $90,000 senior secured revolving credit facility, as amended (“Revolving Credit Facility”), certain suppliers imposed more strict payment terms on the Company, which has had a material adverse effect on the Company’s liquidity during the second quarter of fiscal 2010.

In February 2009, Moody’s Investors Service (“Moody’s”) downgraded the Company’s credit ratings from B3 to Caa2 with a revision to the Company’s outlook from stable to negative.  The negative ratings outlook reflected Moody’s concern about the Company’s liquidity position and the sustainability of its capital structure due to the adverse impacts of deteriorating macroeconomic conditions.  In May 2009, Standard & Poor’s downgraded the Company’s credit ratings from B to CCC+ with a revision to the Company’s outlook from negative to watch negative.  The Company’s corporate credit ratings and downgrades to such ratings may increase interest rates offered to the Company for additional financing and impact the credit terms that the Company is offered from its suppliers.

At April 30, 2009, the Company had cash of $1,906 and $11,904 available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Company anticipates further constraints to the availability under its Revolving Credit Facility once the results of appraisals of inventories and property, plant and equipment by the lender are fully known.  Availability is also expected to be affected by the near term declining trend of accounts receivable and inventories.  The Company’s limited liquidity will impact its on-going operations and its ability to satisfy its obligations under the Revolving Credit Facility and the $200,000 aggregate principal amount of senior notes (“Senior Notes”).

As a result of the Company’s reduced liquidity, its ability to comply with a financial covenant contained in its Revolving Credit Facility, as amended on May 15, 2009 (Note 16), has been materially adversely affected.  This financial covenant requires the Company to maintain minimum amounts available under its Revolving Credit Facility, including an average amount available during the ten business days ended July 17, 2009 of $16,000 (not less than $14,000 on any day during such period) and an average amount available during the ten business days ended July 31, 2009 of $18,000 (not less than $15,000 on any day during such period).  In addition, the Company is required to make an interest payment of $11,250 under the Senior Notes on August 15, 2009.

In response to the pressures on liquidity described above, the Company is taking actions within its control in the fiscal year ended January 31, 2010 to align its expenses with its reduced sales volumes, including improving cash management, controlling and/or reducing costs by reducing headcount, reducing the number of workdays, initiating temporary plant shutdowns and implementing other cost reduction measures, and evaluating capital expenditure requirements.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

The Company’s limited liquidity will impact its ability to satisfy its operating obligations, as well as obligations under the Revolving Credit Facility and the Senior Notes.  Accordingly, the Company is actively pursuing strategic alternatives and financing alternatives and has retained legal and financial advisors to assist in this regard.   Any such restructuring may affect the terms of the Revolving Credit Facility, the Senior Notes and the other debt and equity interests in the Company and may be affected through negotiated modifications to the related agreements or through other forms of restructuring, including under court supervision pursuant to a voluntary bankruptcy filing under the U.S. Bankruptcy Code.  There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all.  If an acceptable agreement is not obtained in the very near term, the Company expects that it will be required to seek protection under the U.S. Bankruptcy Code.   This uncertainty raises substantial doubt about the Company’s ability to continue operating as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been made.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2010.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The condensed consolidated balance sheet at January 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

(2)

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions have been eliminated in consolidation.

(3)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 will have a material impact on the Company’s consolidated financial position and results of operations for fiscal 2010.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and the effects of these instruments on the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended April 30, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Statement of Financial Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of FAS 157 pertaining to nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 pertaining to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended April 30, 2009.

(4)

BUSINESS COMBINATIONS

On February 27, 2008, RathGibson entered into an asset purchase agreement with Mid-South Control Line, Inc. (“Mid-South”) and the stockholders of Mid-South providing for the acquisition by RathGibson of substantially all of the assets and the assumption of certain liabilities of Mid-South, in exchange for an aggregate purchase price of approximately $26,136 (net of cash acquired of $1,098).  The foregoing transaction is referred to as the “Mid-South Acquisition.”  Certain stockholders of Mid-South received equity interests in RG Tube valued at $6,000 in lieu of cash purchase consideration and RG Tube and RathGibson agreed to reduce its cash payment to the stockholders of Mid-South by $6,000, which was recorded by RathGibson as an equity contribution from RG Tube.  Mid-South is a distributor of stainless steel and nickel alloy tubing and accessories to the United States and international oil and gas industry, a significant portion of which is purchased from the Company’s New Jersey segment.  This transaction was financed with the funds available from RathGibson’s Revolving Credit Facility.  The results of Mid-South’s operations have been included in the consolidated financial statements since the date of such acquisition.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

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

(5)

INVENTORIES, NET

Inventories, net consist of the following:

	April 30,	January 31,
	2009	2009

Raw materials	$38,033	$41,809
Work in process	4,021	4,730
Finished goods	15,938	19,708
Total inventories, net	$57,992	$66,247

(6)

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	April 30,	January 31,
	2009	2009

Leasehold improvements	$2,345	$2,117
Machinery and equipment	57,187	52,536
Office equipment, furniture and other	1,478	1,439
Construction in progress	2,858	6,436
	63,868	62,528
Less accumulated depreciation	(12,038)	(10,208)
Total property, plant and equipment, net	$51,830	$52,320

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Depreciation expense for the three months ended April 30, 2009 and 2008 was $1,830 and $1,494, respectively.

(7)

GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes to goodwill during the three months ended April 30, 2009.  In connection with the Mid-South Acquisition, the Company recorded the excess purchase price over their respective fair values of the identifiable assets and liabilities to goodwill (Note 4).

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	April 30, 2009			January 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer lists	$131,300	$18,841	$112,459	$131,300	$15,984	$115,316
Tradenames	17,220	-	17,220	17,220	-	17,220
Total intangible assets	$148,520	$18,841	$129,679	$148,520	$15,984	$132,536

The Company recorded intangible assets, other than goodwill, in connection with the Mid-South Acquisition (Note 4).

Customer lists are amortized principally by an accelerated method over their estimated useful lives of 15 years.

Amortization expense consists of the following:

	Three Months Ended
	April 30,
	2009	2008

Intangibles	$2,857	$2,791
Backlog	-	385
Total amortization expense	$2,857	$3,176

The Company recorded backlog of $620 in connection with the Mid-South Acquisition which was fully amortized in the fiscal year ended January 31, 2009.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

At April 30, 2009, the estimated future amortization expense of intangible assets for each of the next five years is as follows:

Fiscal years ending January 31,
2010 (remaining nine months)	$8,571
2011	10,885
2012	10,375
2013	9,859
2014	9,400

(8)

ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30,	January 31,
	2009	2009

Accrued compensation	$3,722	$4,236
Interest payable	4,769	10,483
Customer advances	3,744	3,579
Other	3,020	2,833
Total accrued expenses	$15,255	$21,131

(9)

LONG-TERM DEBT

A summary of the Company’s long-term debt is as follows:

	April 30,	January 31,
	2009	2009

Revolving Credit Facility	$42,030	$48,538
Senior Notes	208,805	209,158
IRB	1,678	1,741
Total long-term debt	252,513	259,437
Less current installments	(261)	(257)
Total long-term debt, less current installments	$252,252	$259,180

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

On February 7, 2006, RathGibson entered into a five-year, $90,000 senior secured Revolving Credit Facility, as amended, with General Electric Capital Corporation (“GECC”).  RGCH Corp. and Greenville are guarantors of the obligation.  Under the Revolving Credit Facility, if the average amount available, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9,000, the assets of Greenville will be excluded from the Company’s availability after a subsequent thirty day period and until to the following: (i) RathGibson enters into an amendment to the Revolving Credit Facility for which RathGibson and Greenville become separate borrowers with separate borrowing bases; (ii) the allocation of any amounts outstanding under the Revolving Credit Facility to each of RathGibson and Greenville relative to their separate borrowing bases; and (iii) the Company delivers to the lenders any documents reasonably requested.  Additionally, the borrowing base may be further reduced by $5,000 in the event that the Company does not maintain a fixed charge coverage ratio (as defined in the agreement) of at least 1:1 for the most recent four fiscal quarters.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (4.50% at April 30, 2009) or (ii) LIBOR plus 2.25% (2.73% at April 30, 2009).  The Company also pays a quarterly commitment fee equal to either .375% or .50%, depending on the amount outstanding, of the unused capacity.  At April 30, 2009, the Company had $11,904 available under the Revolving Credit Facility after giving effect to its borrowing base requirements and the reduction of $5,000 due to the Company’s inability to maintain a fixed charge coverage ratio of 1:1 for the most recent four fiscal quarters.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Revolving Credit Facility also defines various events of default, including cross-default provisions with other debt agreements of the Company and RGCH Corp. and solvency requirements of the Company and RGCH Corp.

At April 30, 2009, the Company was not in compliance with the solvency requirement (as defined in the Revolving Credit Facility) with respect to RGCH Corp. and the covenant requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end as required under the Revolving Credit Facility.  In May 2009, RathGibson received waivers from GECC under the Revolving Credit Facility of the solvency requirements pertaining to RGCH Corp. and the failure to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates within 30 days of month end, and specified defaults in connection therewith, which is more fully discussed in Note 16.

On February 7, 2006, RathGibson issued $200,000 aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  Greenville is a guarantor of the obligation.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The indenture governing the Senior Notes also defines various events of default, including cross-default provisions with other debt agreements of the Company.  The Company was in compliance with all such covenants at April 30, 2009.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

On June 15, 2007, the Company adjusted the fair value of its Senior Notes to $211,250 in connection with the purchase accounting for the acquisition of the Company by the DLJ Funds and certain members of RathGibson’s management.  The bond premium associated with this adjustment is amortized into interest expense over the remaining term of the Senior Notes using the interest method.  Amortization of this bond premium amounted to $353 and $319 for the three months ended April 30, 2009 and 2008, respectively.  The unamortized bond premium included in the Senior Notes was $8,805 and $9,158 at April 30, 2009 and January 31, 2009, respectively.

On December 14, 2007, Greenville closed on a $2,000 industrial development revenue bond (“IRB”) with the City of Clarksville, Arkansas, due December 30, 2014.  The proceeds were used to finance the acquisition and installation of machinery and equipment for a degreasing system and a bench automation project (“IRB Equipment”).  RathGibson is a guarantor of the obligation.  In connection with the IRB, RathGibson entered into a third amendment to its Revolving Credit Facility for which the IRB Equipment was released from collateral under the Revolving Credit Facility and permitted Greenville and RathGibson, as guarantor, to enter into the IRB.  The loan agreement governing the IRB contains various covenants that, among other things, restrict Greenville’s ability to merge or consolidate and sell, lease, assign, transfer or otherwise dispose of the IRB Equipment.  The loan agreement governing the IRB also defines various events of default, including cross-default provisions with other debt agreements of the Company.

At April 30, 2009, the Company was not in compliance with the loan agreement governing the IRB due to the aforementioned events of default at April 30, 2009 under RathGibson’s Revolving Credit Facility.  As of June 15, 2009, the Company has not received a notice of default, demand for payment or exercise of other remedies on default, as defined in the loan agreement, from its lender with regard to the events of default under RathGibson’s Revolving Credit Facility.

(10)

INCOME TAXES

The effective tax rate and resulting income tax benefit used in this interim period is based on the Company’s projections for the remainder of fiscal 2010.  To the extent that actual results differ from the projections for the remainder of fiscal 2010, the effective tax rate and resulting income tax benefit may change.

(11)

EQUITY BASED COMPENSATION

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

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

A summary of incentive unit activity during the three months ended April 30, 2009 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Incentive	Average	Period
	Units	Fair Value	(Years)

Outstanding at February 1, 2009	159,000	$15.00
Granted	26,821	-
Forfeited	(14,135)	12.43
Outstanding at April 30, 2009	171,686	12.86	3.5

Vested at April 30, 2009	40,996	16.20

Although the incentive units are issued by RG Tube, the incentive units relate to the employment of executive officers, key employees and members of the board of directors; accordingly, the expense is recognized in the Company’s condensed consolidated financial statements.  Incentive unit expense recognized within the condensed consolidated statements of operations amounted to $62 and $61 for the three months ended April 30, 2009 and 2008, respectively.  At April 30, 2009, total unrecognized incentive unit cost was approximately $535.

(12)

ADVISORY AND MANAGEMENT FEES

RathGibson, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJ Merchant Banking, Inc. (“DLJMB”), an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or RathGibson, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $900 and $100 are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  During each of the three months ended April 30, 2009 and 2008, the Company recorded an expense of $250 to selling, general and administrative expenses within the condensed consolidated statements of operations.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

(13)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information for the respective periods:

	Three Months Ended
	April 30,
	2009	2008
Cash paid (received) during the period for:
Interest	$11,768	$12,068
Income taxes	(2,472)	(1,398)

Non-cash operating activities:
Outstanding checks in accounts payable
at the end of the period	990	1,679

Non-cash investing activities:
Additions to property, plant and equipment
in accounts payable at the end of the period	781	1,269

Non-cash investing and financing activity:
Equity contribution from RG Tube in lieu of cash payment to
stockholders of Mid-South (Note 4)	-	6,000

(14)

SEGMENT REPORTING

The Company is primarily a manufacturer of highly engineered premium stainless steel and alloy tubular products.  The Company has determined it has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas, due to the historical economic characteristics of each business.  The accounting practices for each reportable segment is the same as those described in the Critical Accounting Policies.  Straight tubing products are manufactured primarily in the Wisconsin (welded) and Arkansas (seamless) segments and coiled tubing products are manufactured primarily in the New Jersey segment.  The Company’s Louisiana segment is primarily a distribution facility where a significant portion of its products are purchased generally at market-based prices from the New Jersey segment.  Additionally, the Company’s reportable segments may from time to time record sales transactions with other reportable segments except the Louisiana segment, however, these products are generally sold at burdened cost.  The Wisconsin segment includes corporate expenses and assets such as certain general and administrative expenses, international selling expenses, depreciation and interest expense.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Information about each reportable segment is summarized as follows:

		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended April 30, 2009:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$14,429	$3,257	$-	$3,053	$20,739
Energy products	83	1,294	10,945	-	12,322
Food, beverage and
pharmaceutical products	7,001	1,022	-	-	8,023
General commercial products	3,820	5,020	-	3,781	12,621
	25,333	10,593	10,945	6,834	53,705
Intersegment net sales	138	5,464	-	222	5,824
Income (loss) from operations	(4,437)	(1,412)	387	(711)	(6,173)
Interest expense (income)	5,841	-	-	(119)	5,722
Income tax benefit	(4,095)	-	-	(240)	(4,335)
Depreciation and amortization	2,074	1,509	304	800	4,687
Capital expenditures	1,123	37	-	-	1,160

		New
	Wisconsin	Jersey	Louisiana	Arkansas	Total
Three months ended April 30, 2008:
Net sales from external customers
Chemical/petrochemical processing
and power generation products	$25,921	$1,660	$-	$4,290	$31,871
Energy products	-	6,797	7,753	518	15,068
Food, beverage and
pharmaceutical products	11,912	1,363	-	-	13,275
General commercial products	12,856	5,149	-	8,204	26,209
	50,689	14,969	7,753	13,012	86,423
Intersegment net sales	1,817	5,163	-	72	7,052
Income (loss) from operations	2,448	1,944	(533)	3,305	7,164
Interest expense	6,186	-	-	3	6,189
Income tax expense (benefit)	(814)	-	-	1,176	362
Depreciation and amortization	2,003	1,433	532	702	4,670
Capital expenditures	1,772	616	3	398	2,789

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

The following tables present a reconciliation of income (loss) from operations from the reportable segment totals to the Company’s consolidated totals:

	Three Months Ended
	April 30,
	2009	2008

Total income (loss) from operations
for reportable segments	$(6,173)	$7,164
Recognition (elimination) of intersegment profits	179	(459)
Consolidated income (loss) from operations	$(5,994)	$6,705

The following tables present a reconciliation of income tax expense (benefit) from the reportable segment totals to the Company’s consolidated totals:

	Three Months Ended
	April 30,
	2009	2008

Total income tax expense (benefit)
for reportable segments	$(4,335)	$362
Income tax expense (benefit) from
recognition (elimination) of intersegment profits	65	(168)
Consolidated income tax expense (benefit)	$(4,270)	$194

The following table presents identifiable asset information by reportable segment:

	April 30,	January 31,
	2009	2009
Total assets:
Wisconsin	$340,129	$359,425
New Jersey	77,176	83,013
Louisiana	20,412	26,064
Intercompany eliminations	(132,109)	(145,342)
	305,608	323,160
Arkansas	83,119	85,399
Intercompany eliminations	(83,593)	(78,968)
Total assets	$305,134	$329,591

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

The following table presents goodwill information by reportable segment:

	April 30,	January 31,
	2009	2009
Goodwill:
Wisconsin	$14,111	$14,111
Arkansas	16,912	16,912
Total goodwill	$31,023	$31,023

(15)

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On February 7, 2006, RathGibson issued its Senior Notes.  Greenville has fully and unconditionally guaranteed on a joint and several basis RathGibson’s obligations to pay principal, premium and interest relative to the Senior Notes.

The following supplemental guarantor financial information presents:  (i) condensed consolidating balance sheets at April 30, 2009 and January 31, 2009; (ii) condensed consolidating statements of operations for the three months ended April 30, 2009 and 2008; and (iii) condensed consolidating statements of cash flows for the three months ended April 30, 2009 and 2008.  RathGibson has non-guarantor foreign subsidiaries providing sales functions to the Company, the results of which are combined with RathGibson for presentation purposes due to immateriality.

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Balance Sheet

At April 30, 2009

	RathGibson	Greenville	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,702	$204	$-	$1,906
Accounts receivable, net	21,521	3,361	-	24,882
Intercompany account and note receivable	-	13,572	(13,572)	-
Inventories, net	46,827	11,188	(23)	57,992
Prepaid expenses and other	2,488	235	-	2,723
Refundable income taxes	311	1,454	(1,554)	211
Deferred income taxes	3,431	841	-	4,272
Total current assets	76,280	30,855	(15,149)	91,986

Property, plant and equipment, net	45,137	6,693	-	51,830

Goodwill	14,111	16,912	-	31,023
Other intangible assets, net	101,056	28,623	-	129,679
Deferred financing costs and other	580	36	-	616
Investment in subsidiary	68,444	-	(68,444)	-
Total assets	$305,608	$83,119	$(83,593)	$305,134

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current installments of long-term debt	$-	$261	$-	$261
Accounts payable	13,797	875	-	14,672
Intercompany account and note payable	13,572	-	(13,572)	-
Accrued expenses	14,287	968	-	15,255
Income taxes payable	3,731	205	(1,562)	2,374
Total current liabilities	45,387	2,309	(15,134)	32,562

Long-term debt, less current installments	250,835	1,417	-	252,252

Deferred income taxes	23,428	10,949	-	34,377

Mandatorily redeemable preferred stock	-	2,100	(2,100)	-

Stockholder’s equity (deficiency):
Common stock	-	1	(1)	-
Additional paid-in capital	214,514	87,041	(87,041)	214,514
Accumulated deficit	(228,556)	(20,698)	20,683	(228,571)
Total stockholder’s equity (deficiency)	(14,042)	66,344	(66,359)	(14,057)
Total liabilities and stockholder’s
equity (deficiency)	$305,608	$83,119	(83,593)	$305,134

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Balance Sheet

At January 31, 2009

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

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Operations

For the Three Months Ended April 30, 2009

	RathGibson	Greenville	Eliminations	Consolidated

Net sales	$46,986	$7,056	$(337)	$53,705
Cost of goods sold	43,940	6,647	(346)	50,241
Gross profit	3,046	409	9	3,464

Operating expenses:
Selling, general and administrative	6,058	543	-	6,601
Amortization	2,280	577	-	2,857
	8,338	1,120	-	9,458
Loss from operations	(5,292)	(711)	9	(5,994)

Interest expense (income)	5,841	(119)	-	5,722
Loss before equity in loss of
subsidiary and income taxes	(11,133)	(592)	9	(11,716)

Equity in loss of subsidiary	352	-	(352)	-
Loss before income taxes	(11,485)	(592)	361	(11,716)

Income tax benefit	(4,033)	(240)	3	(4,270)
Net loss	$(7,452)	$(352)	$358	$(7,446)

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

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

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2009

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(7,452)	$(352)	$358	$(7,446)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,887	800	-	4,687
Net amortization of deferred financing
costs and bond premium	(309)	2	-	(307)
Deferred income taxes	(3,784)	(502)	-	(4,286)
Incentive unit expense	62	-	-	62
Equity in loss of subsidiary	352	-	(352)	-
Change in assets and liabilities:
Accounts receivable	9,449	3,205	-	12,654
Intercompany account receivable and payable	44	(44)	-	-
Inventories	5,401	2,863	(9)	8,255
Other current and non-current assets	(197)	57	-	(140)
Accounts payable	(1,168)	(611)	-	(1,779)
Accrued expenses	(5,123)	(753)	-	(5,876)
Income taxes	3,471	(986)	3	2,488
Net cash provided by operating activities	4,633	3,679	-	8,312

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,160)	-	-	(1,160)
Intercompany note receivable	-	(3,867)	3,867	-
Net cash used in investing activities	(1,160)	(3,867)	3,867	(1,160)

Cash flows from financing activities:
Net payments on Revolving Credit Facility	(6,508)	-	-	(6,508)
Payments on long-term debt	-	(63)	-	(63)
Intercompany note payable	3,867	-	(3,867)	-
Payments of financing fees	(100)	-	-	(100)
Net cash used in financing activities	(2,741)	(63)	(3,867)	(6,671)

Net increase (decrease) in cash	732	(251)	-	481

Cash at beginning of period	970	455	-	1,425
Cash at end of period	$1,702	$204	$-	$1,906

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2008

	RathGibson	Greenville	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$341	$2,126	$(2,145)	$322
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	3,968	702	-	4,670
Net amortization of deferred financing
costs and bond premium	(282)	-	-	(282)
Expensing of write-up of inventories	666	-	-	666
Deferred income taxes	21	(240)	-	(219)
Incentive unit expense	61	-	-	61
Equity in earnings of subsidiary	(2,126)	-	2,126	-
Change in assets and liabilities, net of acquisition:
Accounts receivable	3,124	(967)	-	2,157
Intercompany account receivable and payable	(847)	847	-	-
Inventories	(3,128)	(937)	29	(4,036)
Other current and non-current assets	(633)	(142)	-	(775)
Accounts payable	90	(428)	-	(338)
Accrued expenses	(6,321)	(281)	-	(6,602)
Income taxes	3,607	(1,786)	(10)	1,811
Net cash used in operating activities	(1,459)	(1,106)	-	(2,565)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,391)	(398)	-	(2,789)
Intercompany note receivable	-	1,278	(1,278)	-
Cash paid for acquisition, net of cash acquired	(20,175)	-	-	(20,175)
Net cash provided by
(used in) investing activities	(22,566)	880	(1,278)	(22,964)

Cash flows from financing activities:
Net proceeds from Revolving Credit Facility	27,630	-	-	27,630
Payments on long-term debt	-	(60)	-	(60)
Intercompany note payable	(1,278)	-	1,278	-
Payments (refunds) of financing fees	(243)	22	-	(221)
Net cash provided by
(used in) financing activities	26,109	(38)	1,278	27,349

Net increase (decrease) in cash	2,084	(264)	-	1,820

Cash at beginning of period	237	443	-	680
Cash at end of period	$2,321	$179	$-	$2,500

RATHGIBSON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

 (Unaudited)

(Dollars in thousands, except share data)

(16)

SUBSEQUENT EVENTS

On May 15, 2009, RathGibson entered into a waiver and seventh amendment to its Revolving Credit Facility with GECC.   The waiver and seventh amendment was entered into due to the failure to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end, and to change certain terms of the Revolving Credit Facility.  Pursuant to the waiver and seventh amendment, the requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end have been waived, and specified defaults in connection therewith, and the Revolving Credit Facility has been amended to (i) extend the requirement to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 to May 18, 2009; (ii) increase the interest rate charged on the borrowings under the Revolving Credit Facility to prime plus 3.00% or LIBOR plus 4.00%; (iii) increase the quarterly commitment fee to .75% of the unused capacity; (iv) modify the borrowing base requirements to eliminate the exclusion of the assets of Greenville if the average amount available under the Revolving Credit Facility, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9,000; (v) require the Company to maintain minimum amounts available under its Revolving Credit Facility, including an average amount available during the ten business days ended July 17, 2009 of $16,000 (not less than $14,000 on any day during such period) and an average amount available during the ten business days ended July 31, 2009 of $18,000 (not less than $15,000 on any day during such period); and (vi) establish various covenants that, among other things, further restrict the Company’s ability to make restricted payments (as defined in the Revolving Credit Facility) and set forth conditions under which the Company would accelerate periodic reporting to GECC.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited condensed consolidated financial statements, including the notes thereto, contained herein.  See the discussion under “Forward Looking Statements.”

Forward-Looking Statements

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

▪

technological changes;

▪

ability to identify acquisition opportunities and effectively and cost efficiently integrate acquisitions that the Company consummates; and

▪

those other risks and uncertainties discussed under Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

The Company’s highlights for the first quarter of fiscal 2010 included the following:

▪

decrease in net sales of 37.9% to $53.7 million for the first quarter of fiscal 2010, as compared to $86.4 million in the same period in fiscal 2009;

▪

decrease in gross profit of 78.9% to $3.5 million for the first quarter of fiscal 2010, as compared to $16.5 million in same period in fiscal 2009;

▪

decrease in gross profit margin for the first quarter of fiscal 2010 to 6.5% from 19.0% in the same period in fiscal 2009; and

▪

Adjusted EBITDA(1) decrease to ($1.3) million for the first quarter of fiscal 2010, as compared to $12.0 million in the same period in fiscal 2009.

(1)

As used herein, ‘‘Adjusted EBITDA’’ represents net income (loss) plus (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization; and (iv) other expenses associated with the Mid-South Acquisition as shown below (in thousands):

	Three Months Ended
	April 30,
	2009	2008

Net income (loss)	$(7,446)	$322
Income tax expense (benefit)	(4,270)	194
Interest expense	5,722	6,189
Depreciation and amortization	4,687	4,670
EBITDA	(1,307)	11,375
Expensing of write-up of inventories	-	666
Adjusted EBITDA	$(1,307)	$12,041

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

The following tables set forth selected financial data (i) as a percentage of net sales; and (ii) the percentage change in dollars in those reported items from the comparable period:

	Three Months Ended
	April 30,
			%
	2009	2008	Change

Net sales	100.0%	100.0%	(37.9)%
Cost of good sold	93.5	81.0	(28.2)
Gross profit	6.5	19.0	(78.9)

Operating expenses:
Selling, general and administrative	12.3	7.6	.5
Amortization	5.3	3.7	(10.0)
	17.6	11.3	(2.9)
Income (loss) from operations	(11.1)	7.7	(189.4)

Interest expense	10.7	7.2	(7.5)
Income (loss) before income taxes	(21.8)	.5	*

Income tax expense (benefit)	(8.0)	.2	*
Net income (loss)	(13.8)%	.3%	*

*

Not meaningful

Selected Factors that Affect Operating Results

The Company’s business, financial condition and results of operations are significantly influenced by (i) overall demand for the Company’s products; (ii) costs of stainless steel and other raw materials; and (iii) oil and gas production and exploration.

The following table presents the Company’s sales volumes and raw material cost indices:

	Three Months Ended
	April 30,
	2009	2008

Feet shipped (millions)	28.0	32.7

Stainless steel price index*	103.4	194.4

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

During fiscal 2010, demand for the Company’s products has continued to experience a declining trend as major U.S. storms disrupted offshore oil production in late summer of fiscal 2009 and general economic conditions took an unprecedented downturn following the collapse of world financial markets during the second half of fiscal 2009.  Commodity prices have declined sharply and uncertainty regarding the breath and depth of the economic downturn has resulted in significant curtailment and/or deferral of capital investment plans.

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

Results of Operations – Three Months Ended April 30, 2009 as Compared to the Three Months Ended April 30, 2008

Net Sales

Overall - For the first quarter of fiscal 2010, net sales decreased $32.7 million, or 37.9%, to $53.7 million, as compared to $86.4 million in the same period in fiscal 2009.  This decrease in overall sales was primarily due to (i) decreases in the sales volume of heat exchanger, nickel, high purity/electropolished and general commercial products ($12.2 million), offset by increases in the sales volume of titanium and pressure coil products ($7.1 million); and (ii) decreases in the average selling price of heat exchanger, nickel, pressure coil, subsea umbilical, high purity/electropolished and general commercial products ($26.3 million).

Total feet shipped during the first quarter of fiscal 2010 amounted to 28.0 million feet, as compared to 32.7 million feet in the same period in fiscal 2009.  This decrease in total feet shipped was primarily due to decreases in the sales volume of heat exchanger, nickel, encapsulated wire, subsea umbilical, high purity/electropolished and general commercial products, offset by increases in the sales volume of titanium and pressure coil products.

Chemical/Petrochemical Processing and Power Generation Products - For the first quarter of fiscal 2010, net sales of chemical/petrochemical processing and power generation products decreased $11.1 million, or 34.9%, to $20.8 million, as compared to $31.9 million in the same period in fiscal 2009.  This decrease in sales was primarily due to (i) decreases in the sales volume of heat exchanger and nickel products in the Wisconsin segment ($4.7 million), offset by an increase in the sales volume of titanium products in the New Jersey segment ($2.1 million); and (ii) decreases in the average selling price of heat exchanger and nickel products in the Wisconsin and Arkansas segments ($6.7 million and $1.3 million, respectively).  The Company believes the decreases in the sales volume and average selling price of heat exchanger and nickel products was due to the destocking of distribution channel inventories, the global recession and lower market value of raw materials as compared to fiscal 2009.

Feet shipped of chemical/petrochemical processing and power generation products decreased by 14.0% to 6.8 million feet in fiscal 2010, as compared to 7.9 million feet in the same period in fiscal 2009.  This decrease was primarily due to decreases in the sales volume of heat exchanger and nickel products in the Wisconsin segment, offset by an increase in the sales volume of titanium products in the New Jersey segment.

Energy Products -  For the first quarter of fiscal 2010, net sales of energy products decreased $2.7 million, or 18.2%, to $12.3 million, as compared to $15.0 million in the same period in fiscal 2009.  This decrease in sales was primarily due to (i) a decrease in the sales volume of pressure coil products in the New Jersey segment ($.4 million), offset by an increase in the sales volume of pressure coil products in the Louisiana segment ($5.4 million) primarily due to the Mid-South Acquisition on February 27, 2008; and (ii) decreases in the average selling price of pressure coil products in the New Jersey and Louisiana segments ($.4 million and $2.0 million, respectively) and subsea umbilical products in the New Jersey segment ($4.3 million).  The Company believes its sales of energy products have been negatively impacted by the global recession, and more specifically, the precipitous decline in oil prices.

Feet shipped of energy products during the first quarter of fiscal 2010 increased by 5.0% to 7.0 million feet, as compared to 6.7 million feet in the same period in fiscal 2009.  This increase was primarily due to an increase in the sales volume of pressure coil products in the Louisiana segment primarily due to the Mid-South Acquisition, offset by decreases in the sale volume of encapsulated wire and subsea umbilical products in the New Jersey segment.

Food, Beverage and Pharmaceutical Products - For the first quarter of fiscal 2010, net sales of food, beverage and pharmaceutical products decreased $5.3 million, or 39.6%, to $8.0 million, as compared to $13.3 million in the same period in fiscal 2009.  This decrease in sales was primarily due to a decrease in the sales volume of high purity/electropolished products in the Wisconsin segment and a decrease in the average selling price of these products due mostly to lower market value of raw materials.

Feet shipped of food, beverage and pharmaceuticals products during the first quarter of fiscal 2010 decreased by 3.0% to 5.6 million feet, as compared to 5.8 million feet in the same period in fiscal 2009.  This decrease in feet shipped was primarily due to a decrease in the sales volume of high purity/electropolished products in the Wisconsin segment, offset by an increase in the sales volume of beverage coil products in the New Jersey segment, a relatively less expensive product line due to its smaller size and weight per foot.

General Commercial Products -  For the first quarter of fiscal 2010, net sales of general commercial products decreased $13.6 million, or 51.8%, to $12.6 million, as compared to $26.2 million in the same period in fiscal 2009.  This decrease in sales was primarily due to (i) a decrease in the sales volume of general commercial products in the Wisconsin and Arkansas segments ($4.0 million and $2.0 million, respectively), offset by an increase in the sales volume of general commercial products in the New Jersey segment ($1.1 million); and (ii) a decrease in the average selling price of general commercial products in the Wisconsin, New Jersey and Arkansas segments ($5.0 million, $1.2 million and $2.5 million, respectively).  The Company believes the decreases in the sales volume and average selling price of heat exchanger products was due to the destocking of distribution channel inventories, the global recession and lower market value of raw materials as compared to fiscal 2009.

Feet shipped of general commercial products during the first quarter of fiscal 2010 decreased by 30.3% to 8.6 million feet, as compared to 12.3 million feet in the same period in fiscal 2009.  This decrease in feet shipped was primarily due to decreases in the sales volume of substantially all of the general commercial products in the Wisconsin, New Jersey and Arkansas segments.

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

Gross profit for the first quarter of fiscal 2010 was $3.5 million, a decrease of $13.0 million, or 78.9%, as compared to $16.5 million in the same period in fiscal 2009.  The decrease in gross profit was primarily due to reductions in net sales of the Wisconsin, New Jersey and Arkansas segments, offset by an increase in net sales of the Louisiana segment primarily due to the Mid-South Acquisition and a non-recurring, non-cash purchase accounting adjustment of $.7 million recorded in the first quarter of fiscal 2009 in the Louisiana segment.  In accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value in connection with the Mid-South Acquisition, which were $.6 million greater than their historical cost.  $.7 million of the purchase accounting adjustment was expensed in cost of goods sold within the consolidated statements of operations during the first quarter of fiscal 2009 as the associated inventories were sold.

Gross profit margin for the first quarter of fiscal 2010 decreased to 6.5% from 19.0% in the same period in fiscal 2009.  The decrease in gross profit margin was primarily due to a reduction in selling prices due to the declining trend of nickel prices and the global recession and the lagging effect of replacement inventory cost during the first quarter of fiscal 2010.  This decrease in gross profit margin was offset by a non-recurring, non-cash purchase accounting adjustment of $.7 million recorded in the first quarter of fiscal 2009 in the Louisiana segment.

Gross profit per foot shipped for the first quarter of fiscal 2010 amounted to $.12/foot, as compared to $.50/foot ($.52/foot excluding a non-recurring, non-cash purchase accounting adjustment amounting to $.02/foot) in the same period in fiscal 2009.

Operating Expenses

Selling, general and administrative expenses consist primarily of management, administrative and sales compensation, benefits, travel, communications, occupancy and insurance expenses, legal and professional fees.

Selling, general and administrative expenses amounted to $6.6 million in each of the first quarters of fiscal 2010 and fiscal 2009.  Selling, general and administrative expenses for the first quarter of fiscal 2010 were impacted by (i) a decrease in the accruals for employee annual performance-based cash incentives in all reportable segments of $.5 million, as compared to the same period in fiscal 2009; (ii) severance expense of $.1 million in the Wisconsin segment; and (iii) an increase in professional fees of $.6 million in the Wisconsin segment, as compared to the same period in the fiscal 2009.

Amortization expense amounted to $2.9 million in the first quarter of fiscal 2010, as compared to $3.2 million in the same period in fiscal 2009.

Interest Expense

Interest expense for the first quarter of fiscal 2010 decreased $.5 million, or 7.5%, to $5.7 million, as compared to $6.2 million in the same period in fiscal 2009.  The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on RathGibson’s Revolving Credit Facility and decreased principal amount of indebtedness for the period.

The Company’s debt agreements assessed interest at a weighted average rate of 9.8% and 9.6% at April 30, 2009 and January 31, 2009, respectively.

Income Tax Expense (Benefit)

Income tax benefit amounted to $4.3 million in the first quarter of fiscal 2010, as compared to income tax expense of $.2 million in the same period in fiscal 2009.  These tax provisions reflect effective tax rates of 36.4% and 37.6% for the first quarters of fiscal 2010 and fiscal 2009, respectively.  The difference between the actual effective tax rates and the U.S. federal statutory rate is principally due to (i) state income tax provisions; (ii) a deduction for domestic production activity; and (iii) non-deductible incentive unit expense.

Sales Order Backlog

The Company’s sales order backlog was $30.7 million at April 30, 2009 compared to $46.5 million at January 31, 2009.  The decrease in the Company’s sales order backlog at April 30, 2009, as compared to January 31, 2009, was primarily due to the decrease in sales order bookings related to subsea umbilical products in the New Jersey segment.  Management believes that substantially all of the sales order backlog will be fulfilled during fiscal 2010.  There is no seasonality with respect to the Company’s sales order backlog.

Liquidity and Capital Resources

Overview

The Company’s principal liquidity requirements are to service debt and meet working capital and capital expenditure needs.

The Company expects that cash generated from operating activities and availability under its Revolving Credit Facility will be the principal sources of liquidity.  The Company’s ability to make payments on and to refinance its indebtedness, including the Revolving Credit Facility and Senior Notes, and to fund working capital needs, planned capital expenditures and future acquisitions, will depend on the Company’s ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control.  Additionally, the Company does not expect to pay dividends to RGCH Corp. for the foreseeable future to service the interest requirements on RGCH Corp.’s pay-in-kind notes.

Recent Developments

During each of the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, the Company experienced significant net losses and a significant decrease in net sales, which it believes resulted primarily from the reduced demand for its products caused by the unprecedented world-wide economic downturn during these periods.  This trend in declining net sales has continued into the second quarter of fiscal 2010.  The Company is unable to predict when global economic conditions will improve, but it does not expect the pressures on its net sales and profitability to alleviate in the near term.

During the second quarter of fiscal 2010, following prior disclosures by the Company about its financial condition and compliance with its covenants under the Revolving Credit Facility, certain suppliers imposed more strict payment terms on the Company, which has had a material adverse effect on the Company’s liquidity during the second quarter of fiscal 2010.

In February 2009, Moody’s downgraded the Company’s credit ratings from B3 to Caa2 with a revision to the Company’s outlook from stable to negative.  The negative ratings outlook reflected Moody’s concern about the Company’s liquidity position and the sustainability of its capital structure due to the adverse impacts of deteriorating macroeconomic conditions.  In May 2009, Standard & Poor’s downgraded the Company’s credit ratings from B to CCC+ with a revision to the Company’s outlook from negative to watch negative.  The Company’s corporate credit ratings and downgrades to such ratings may increase interest rates offered to the Company for additional financing and impact the credit terms that the Company is offered from its suppliers.

At April 30, 2009, the Company had cash of $1.9 million and $11.9 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements.  The Company anticipates further constraints to the availability under its Revolving Credit Facility once the results of appraisals of inventories and property, plant and equipment by GECC are fully known.  Availability is also expected to be affected by the near term declining trend of accounts receivable and inventories.  The Company’s limited liquidity will impact its on-going operations and its ability to satisfy its obligations under the Revolving Credit Facility and the Senior Notes.

As a result of the Company’s reduced liquidity, its ability to comply with a financial covenant contained in its Revolving Credit Facility, as amended on May 15, 2009, has been materially adversely affected.  This financial covenant requires the Company to maintain minimum amounts available under its Revolving Credit Facility, including an average amount available during the ten business days ended July 17, 2009 of $16.0 million (not less than $14.0 million on any day during such period) and an average amount available during the ten business days ended July 31, 2009 of $18.0 million (not less than $15.0 million on any day during such period).  In addition, the Company is required to make an interest payment of $11.3 million under the Senior Notes on August 15, 2009.

In response to the pressures on liquidity described above, the Company is taking actions within its control in fiscal 2010 to align its expenses with its reduced sales volumes, including improving cash management, controlling and/or reducing costs by reducing headcount, reducing the number of workdays, initiating temporary plant shutdowns and implementing other cost reduction measures, and evaluating capital expenditure requirements.

The Company’s limited liquidity will impact its ability to satisfy its operating obligations, as well as obligations under the Revolving Credit Facility and the Senior Notes.  Accordingly, the Company is actively pursuing strategic and financing alternatives and has retained legal and financial advisors to assist in this regard.   The Company has commenced discussions with its lenders under the Revolving Credit Facility and an ad hoc committee of holders of the Senior Notes regarding a restructuring of the Company’s capital structure.   Any such restructuring may affect the terms of the Revolving Credit Facility, the Senior Notes and the other debt and equity interests in the Company and may be affected through negotiated modifications to the related agreements or through other forms of restructuring, including under court supervision pursuant to a voluntary bankruptcy filing under the U.S. Bankruptcy Code.  There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all.  If an acceptable agreement is not obtained in the very near term, the Company expects that it will be required to seek protection under the U.S. Bankruptcy Code .

The uncertainty described above raises substantial doubt about the Company’s ability to continue operating as a going concern.  The Company has prepared its condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Revolving Credit Facility, the Senior Notes and the IRB have been classified in the Company’s condensed consolidated financial statements as long-term debt (except for the portion scheduled to come due in the short-term).  The Company’s ability to continue operating as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by the Company’s plans.  The Company’s interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should its be unable to continue operating as a going concern.

Debt and Other Obligations

On February 7, 2006, RathGibson entered into a $90.0 million Revolving Credit Facility, as amended, with GECC that matures on February 7, 2011.  RGCH Corp. and Greenville are guarantors of the obligation.  Under the Revolving Credit Facility, if the average amount available, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9.0 million, the assets of Greenville will be excluded from the Company’s availability after a subsequent thirty day period and until to the following: (i) RathGibson enters into an amendment to the Revolving Credit Facility for which RathGibson and Greenville become separate borrowers with separate borrowing bases; (ii) the allocation of any amounts outstanding under the Revolving Credit Facility to each of RathGibson and Greenville relative to their separate borrowing bases; and (iii) the Company delivers to the lenders any documents reasonably requested.  Additionally, the borrowing base may be further reduced by $5.0 million in the event that the Company does not maintain a fixed charge coverage ratio (as defined in the agreement) of at least 1:1 for the most recent four fiscal quarters.  Borrowings under the Revolving Credit Facility bear interest payable at various dates with floating rates of either (i) prime plus 1.25% (4.50% at April 30, 2009) or (ii) LIBOR plus 2.25% (2.73% at April 30, 2009).  The Company also pays a quarterly commitment fee equal to either .375% or .50%, depending on the amount outstanding, of the unused capacity.  At April 30, 2009, the Company had $42.0 million outstanding and $11.9 million available under the Revolving Credit Facility after giving effect to its borrowing base requirements and the reduction of $5.0 million due to the Company’s inability to maintain a fixed charge coverage ratio of 1:1 for the most recent four fiscal quarters.  Borrowings under the Revolving Credit Facility are collateralized by substantially all assets of the Company.  The Revolving Credit Facility contains various covenants that, among other things, restrict the Company’s ability to incur or guarantee debt, pay dividends, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sales and leaseback transactions and transfer or sell assets.  The Revolving Credit Facility also defines various events of default, including cross-default provisions with other debt agreements of the Company and RGCH Corp. and solvency requirements of the Company and RGCH Corp.

At April 30, 2009, the Company was not in compliance with the solvency requirement (as defined in the Revolving Credit Facility) with respect to RGCH Corp. and the covenant requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates for certain months within 30 days of month end as required under the Revolving Credit Facility.  On May 4, 2009, RathGibson entered into a waiver and sixth amendment to its Revolving Credit Facility with GECC.  Pursuant to the waiver and sixth amendment, the solvency requirements pertaining to RGCH Corp. contained in the Revolving Credit Facility have been waived, and specified defaults in connection therewith, for all periods prior to May 4, 2009 and the Revolving Credit Facility has been amended to exclude RGCH Corp. from all solvency requirements under the Revolving Credit Facility from and after May 4, 2009.  On May 15, 2009, RathGibson entered into a waiver and seventh amendment to its Revolving Credit Facility with GECC.   Pursuant to the waiver and seventh amendment, the requirements to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 within 90 days of fiscal year end and monthly consolidated financial statements of RGCH Corp. and its subsidiaries and compliance certificates within 30 days of month end have been waived, and specified defaults in connection therewith.  Additionally, the Revolving Credit Facility has been amended to (i) extend the requirement to provide audited consolidated financial statements of RGCH Corp. and its subsidiaries at and for the fiscal year ended January 31, 2009 to May 18, 2009; (ii) increase the interest rate charged on the borrowings under the Revolving Credit Facility to prime plus 3.00% or LIBOR plus 4.00%; (iii) increase the quarterly commitment fee to .75% of the unused capacity; (iv) modify the borrowing base requirements to eliminate the exclusion of the assets of Greenville if the average amount available under the Revolving Credit Facility, after giving effect to the Company’s borrowing base requirements, during any thirty day period is less than $9.0 million; (v) require the Company to maintain minimum amounts available under its Revolving Credit Facility, including an average amount available during the ten business days ended July 17, 2009 of $16.0 million (not less than $14.0 million on any day during such period) and an average amount available during the ten business days ended July 31, 2009 of $18.0 million (not less than $15.0 million on any day during such period); and (vi) establish various covenants that, among other things, further restrict the Company’s ability to make restricted payments (as defined in the Revolving Credit Facility) and set forth conditions under which the Company would accelerate periodic reporting to GECC.

On February 7, 2006, the Company issued $200.0 million aggregate principal amount of Senior Notes due February 15, 2014.  These notes bear interest at 11.25% per annum payable in semi-annual installments on February 15 and August 15 each year commencing August 15, 2006.  Greenville is a guarantor of the obligation.  The indenture governing the Senior Notes contains covenants that, among other things, restrict the Company’s ability to incur or guarantee additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into certain transactions with affiliates, enter into certain sale and leaseback transactions, merge or consolidate, and transfer or sell assets.  The indenture governing the Senior Notes also defines various events of default, including cross-default provisions with other debt agreements of the Company. The Company was in compliance with all such covenants at April 30, 2009.

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

At April 30, 2009, the Company was not in compliance with the loan agreement governing the IRB due to the aforementioned events of default at April 30, 2009 under RathGibson’s Revolving Credit Facility.  As of June 15, 2009, the Company has not received a notice of default, demand for payment or exercise of other remedies on default, as defined in the loan agreement, from its lender with regard to the events of default under RathGibson’s Revolving Credit Facility.

On June 15, 2007, RathGibson, together with RGCH Corp. and RG Tube, entered into an advisory services agreement, as amended, with DLJMB, an affiliate of DLJ Funds, under which DLJMB acts as a financial advisor with respect to the following services: (i) assisting in analyzing operations and historical performance; (ii) analyzing future prospects; (iii) assisting with respect to future proposals for tender offers, acquisitions, sales, mergers, financings, exchange offers, recapitalizations, restructurings or other similar transactions; and (iv) assisting in strategic planning.  The advisory services agreement is for an initial term expiring June 15, 2012 and is subject to renewal for consecutive one-year terms unless terminated by DLJMB or RathGibson, RGCH Corp. or RG Tube with 30 days notice prior to the expiration of the initial term or any annual renewal.  For services rendered, annual advisory fees of $.9 million and $.1 million are payable to DLJMB and certain consultants for DLJMB who also serve as directors of RG Tube, respectively, in equal quarterly installments on the first business day of each calendar quarter.  For any debt or equity financing or refinancing consummated during the term of this agreement, the Company has an obligation to pay an advisory fee not to exceed the greater of $.5 million or one percent of the aggregate transaction value.  During each of the first quarters of fiscal 2010 and 2009, $.3 million of annual advisory fees was amortized to selling, general and administrative expenses within the condensed consolidated statements of operations.

Working Capital

At April 30, 2009, the Company had working capital of $59.4 million, a decrease of $15.8 million from $75.2 million at January 31, 2009.  The decrease in working capital primarily resulted from reductions in accounts receivable and inventories, offset by decreases in accounts payable and accrued expenses due to lower levels of sales driven by the increased concern about the global recession and lower market value of raw materials.  The Company’s borrowings under its Revolving Credit Facility is limited to the amount available after giving effect to its borrowing base requirements, which includes eligible accounts receivable and inventories.  Therefore, as the Company’s accounts receivable and inventories decrease in total, the amount available to the Company under its Revolving Credit Facility will decrease.  During the second quarter of fiscal 2010, in response to prior disclosures about the Company’s financial condition and compliance with its covenants under the Revolving Credit Facility, certain vendors imposed more strict payment terms on the Company, which has had a material adverse effect on the Company’s liquidity during the second quarter of fiscal 2010.

Cash Flows

Cash increased $.5 million in the first quarter of fiscal 2010, ending the period at $1.9 million.  Cash increased $1.8 million in the first quarter of fiscal 2009, ending the period at $2.5 million.  The decrease in the generation of cash in the first quarter of fiscal 2010, as compared to the same period in fiscal 2009, is primarily due to the following:

Operating Activities - The Company generated cash from operating activities of $8.3 million in the first quarter of fiscal 2010, as compared to cash used of $2.5 million in the same period in fiscal 2009.  The increase in the generation of cash flows from operating activities was primarily due to a reduction in working capital needs in the first quarter of fiscal 2010 due to lower levels of sales and inventories driven by the increased concern about the global recession and lower market value of raw materials.

Investing Activities - The Company used cash for investing activities of $1.2 million in the first quarter of fiscal 2010, as compared to $23.0 million in the same period in fiscal 2009.  Capital expenditures to replace and upgrade existing equipment and install new equipment to provide additional operating efficiencies amounted $1.2 million in the first quarter of fiscal 2010, as compared to $2.8 million in the same period in fiscal 2009.  In the first quarter of fiscal 2009, the Company used cash of $20.2 million, net of cash acquired, to acquire Mid-South.

The Company expects capital expenditures for the remainder of fiscal 2010 to be approximately $4.0 million, primarily relating to the purchase of new equipment for the purpose of reducing manufacturing costs, increasing productive capacity and maintenance.

Financing Activities - Financing activities used cash of $6.6 million in the first quarter of fiscal 2010, as compared to cash provided of $27.3 million in the same period in fiscal 2009.  Net principal payments on the Revolving Credit Facility of $6.5 million in the first quarter of fiscal 2010 primarily resulted from the increase in cash generated from operating activities due to the reduction in working capital.  Net principal proceeds from the Revolving Credit Facility of $27.6 million in the first quarter of fiscal 2009 were used primarily to fund the acquisition of Mid-South and working capital requirements.

Off-balance Sheet Arrangements

At April 30, 2009, the Company did not have any off-balance sheet arrangements.

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

Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires long-lived assets, such as property, plant and equipment and amortizable intangible assets other than goodwill and indefinite-lived intangible assets, which are tested separately for impairment, to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived and amortizable assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If the Company recognizes an impairment loss, the adjusted carrying amount becomes its new cost basis.  The Company has determined that there were no indicators of impairment at April 30, 2009.  Events occurring subsequent to April 30, 2009, including those events further described in Note 1 to the condensed consolidated financial statements, could cause the Company to conclude that impairment indicators exist and that long-lived assets are impaired.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations.  Goodwill is not amortized.

The Company evaluates goodwill for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of each of the Company’s reporting units to its estimated fair value.  The Company has determined that its reporting units are the same as its reportable segments.  Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has four reportable segments, Wisconsin, New Jersey, Louisiana and Arkansas.  In determining the reporting units under SFAS 142, the Company starts with its reportable segments and evaluates whether the Company is required to identify reporting units one level below the reportable segment level.  Management of the Company does not review discreet financial results for levels below the reportable segment and under SFAS 142, the components of each reportable segment are aggregated and deemed a single reporting unit because they have similar economic characteristics.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds its estimated fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company has determined that there were no indicators of impairment at April 30, 2009.  Events occurring subsequent to April 30, 2009, including those events further described in Note 1 to the condensed consolidated financial statements, could cause the Company to conclude that impairment indicators exist and that goodwill is impaired.

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

Tradenames are not amortized.  Under the provisions of SFAS 142, the Company evaluates tradenames for impairment at least annually (at January 31), or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired tradenames is written off immediately.  The Company has determined that there were no indicators of impairment at April 30, 2009.  Events occurring subsequent to April 30, 2009, including those events further described in Note 1 to the condensed consolidated financial statements, could cause the Company to conclude that impairment indicators exist and that tradenames are impaired.

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

Amortizable intangible assets consist primarily of customer lists.  The Company amortizes customer lists principally by an accelerated method over their estimated useful lives of 15 years.  The accelerated method reflects the pattern in which the economic benefits of the customer lists are expected to be realized using assumptions of sales growth and customer attrition rates in relative proportion to the declining cash flows in the original asset valuation.  Under the provisions of SFAS 144, the Company may evaluate customer lists for impairment if events or circumstances indicate that the assets may be impaired and, if impairment occurs, the amount of impaired customer lists is written off immediately.  The Company has determined that there were no indicators of impairment at April 30, 2009.  Events occurring subsequent to April 30, 2009, including those events further described in Note 1 to the condensed consolidated financial statements, could cause the Company to conclude that impairment indicators exist and that customer lists are impaired.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company provides credit in the normal course of business to its customers, which are primarily value-added tubing distributors, OEMs, and engineering firms.  The Company performs ongoing credit evaluations of its customers, maintains reserves for potential credit losses and generally does not require collateral to support its accounts receivable balances.  The Company’s largest customer accounted for approximately 12% of the Company’s nets sales in fiscal 2009 and 15% of the Company’s accounts receivable at January 31, 2009.  Accordingly, a bankruptcy or a significant deterioration in the financial condition of this customer or any of the Company’s other significant customers could have a material adverse effect on the Company’s financial condition and results of operations due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

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

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures.

Not applicable.

PART II

Item 1. Legal Proceedings.

During the first quarter of fiscal 2010, there were no material changes to the Company’s previously disclosed legal proceedings.  In addition, the Company is involved in various claims and legal actions that arise in the ordinary course of business.  The Company does not believe that the ultimate resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

10.2

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

Date: June 15, 2009

/s/ Jon M. Smith

Jon M. Smith
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)